Form 10QSB
period 1995-03-31
HEALTHWATCH INC
filed 1995-05-12
CIK 725627

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                FORM 10-QSB

Quarterly-report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1995.
                                            ---------------


Commission file number 0-11476


                              HEALTHWATCH, INC.,
                              ------------------
        Exact Name of Small Business Issuer as Specified in Its Charter


          Minnesota                                    84-0916792
          ---------                                    ----------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                    2445 Cades Way, Vista California 92083
                    --------------------------------------
                   (Address of Principal Executive Offices)

(619) 598-4333
- --------------
(Issuer's Telephone Number, Including Area Code)


________________________________________________________________
(Former Name, Former  Address and Former Fiscal Year, if Changed
Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

Number of registrant's common shares outstanding at
March 31, 1995;  2,849,123
                 ---------

     Traditional Small Business Issuer (check one)
Yes  X   No
   -----   -----

PART 1. FINANCIAL INFORMATION

                               HEALTHWATCH, INC.
                          CONSOLIDATED BALANCE SHEET

                                                              March 31,        June 30,
                                                                1995             1994
                                                             -----------     -----------
Current assets:
     Cash                                                    $   204,182     $    49,934
     Accounts receivable, net (Note 5)                           488,966         753,065
     Inventory (Note 3)                                        1,080,281       1,206,309
     Prepaid expense (Note 4 & 5)                                227,209          66,959
     Current portion of note receivable                                0         114,189
     Subscriptions receivable                                          0         225,000
     Other current assets                                         43,823         119,353
                                                             -----------     -----------
          Total current assets                                 2,044,461       2,534,809

Note receivable  (Note 6)                                              0           9,935
Property and equipment, net                                      160,809         234,623
Intangible assets, net                                         1,468,810       1,673,270
Other assets                                                      79,059          93,784
                                                             -----------     -----------
          Total assets                                       $ 3,753,139     $ 4,546,421
                                                             ===========     ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                        $   593,444     $   699,060
     Accrued compensation and payroll taxes                      212,454         255,395
     Other accrued expenses - related parties                     69,981          76,974
     Other accrued expenses - unrelated parties (Note 5)         402,656         391,100
     Note payable - unrelated party                              100,000               0
     Note payable - related party                                      0          10,000
     Deferred revenue                                            189,734         173,309
     Current portion of long-term debt                             4,215           7,399
                                                             -----------     -----------
          Total current liabilities                            1,572,484       1,613,237
Long-term debt                                                       742           4,404
Debentures payable - related parties                              75,000          85,000
Debentures payable - unrelated parties  (Note 5)                 505,000         510,000
                                                             -----------     -----------
          Total liabilities                                  $ 2,153,226     $ 2,212,641
                                                             -----------     -----------
Contingencies and commitments                                     --              --

Shareholders' equity:
   Cumulative preferred stock, $.01 par value;
   10,000,000 shares authorized, no shares issued
   and outstanding                                                --              --
   Common stock, $.01 par value; 100,000,000 shares
   authorized, 2,849,123 and 1,214,026 issued and
   outstanding, respectively (Note 4 & 5)                     11,047,148      10,726,912
   Accumulated deficit                                        (9,413,364)     (8,128,572)

Equity adjustment from foreign currency translation              (33,871)        (39,560)
Stock subscriptions receivable                                         0        (225,000)
                                                             -----------     -----------
          Total shareholders' equity                           1,599,913       2,333,780
                                                             -----------     -----------
          Total liabilities and shareholders' equity         $ 3,753,139     $ 4,546,421
                                                             ===========     ===========


                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
        For the Three and Nine months ended March 31, 1995 and 1994
                                   (Unaudited)

                                                            Three Months               Nine Months
                                                      ------------------------   -------------------------
                                                         1995          1994          1995         1994
                                                      ----------   ----------    -----------   -----------
Revenue:
    Sales                                             $  989,613   $  920,122    $ 2,953,238   $ 2,993,800
                                                      ----------   ----------    -----------   -----------
Cost of Revenues:
   Cost of Sales                                         671,598      736,982      2,109,387     2,259,116
                                                      ----------   ----------    -----------   -----------
   Gross Margin                                          318,015      183,140        843,851       734,684
                                                      ----------   ----------    -----------   -----------
Operating Costs and Expenses:
   Selling, general and administrative                   306,138      440,924      1,362,257     1,662,470
   Research and development                              166,490       54,635        424,388       173,184
   Depreciation and amortization                          93,642      101,035        280,923       311,982
                                                      ----------   ----------    -----------   -----------
      Total operating costs and expenses                 566,270      596,594      2,067,568     2,147,636

      Income (loss) from operations                     (248,255)    (413,454)    (1,223,717)   (1,412,952)

Other Income (expense):
   Interest income                                           463        3,342          4,515        11,216
   Metamed Product Development Costs                           0            0              0      (775,580)
   Other income (expense)                                      0       (6,338)             0         4,313
   Interest expense                                      (18,725)     (19,215)       (51,954)      (66,213)
                                                      ----------   ----------    -----------   -----------
   Total other income (expense)                          (18,262)     (22,211)       (47,439)     (826,264)
                                                      ----------   ----------    -----------   -----------
      Net Income (loss) before extraordinary item     $ (266,517)  $ (435,665)   $(1,271,156)  $(2,239,216)

Extraordinary Item:
   Gain from reduction in debt obligation                      0            0              0        24,328
   Loss from reduction in note receivable (Note 5)       (13,639)           0        (13,639)            0
                                                      ----------   ----------    -----------   -----------
      Net income (loss)                               $ (280,156)  $ (435,665)   $(1,284,795)  $(2,214,888)
                                                      ==========   ==========    ===========   ===========
      Net income (loss) per share                         $(0.10)      $(0.22)       $(0.47)        $(1.36)
                                                      ==========   ==========    ===========   ===========
Weighted average number of shares outstanding          2,823,073    1,987,042      2,711,754     1,632,694
                                                      ==========   ==========    ===========   ===========

                               HEALTHWATCH, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
       For the Three and Nine months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                                Three Months                Nine Months
                                                           ----------------------    -------------------------
                                                             1995         1994          1995          1994
                                                           ---------    ---------    -----------   -----------
Cash flows from operating activities:
   Net income (loss)                                      $(262,456)    $(435,665)   $(1,267,095)  $(2,214,888)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                           93,642      101,035        280,923       311,982
      Metamed product development costs                            0            0              0       775,580
      Stock issued as payment of expenses                     73,350        2,188        220,050         2,188
      Loss on sale of property and equipment                       0       10,227              0        67,657
      Loss from reduction in note receivable                  13,639            0         13,639             0
      Gain from reduction in extraordinary items                   0            0              0       (24,328)
   Decrease (increase) in assets:
      Accounts receivable                                   (182,274)    (266,857)       244,099       125,190
      Inventory                                              221,479      137,567        126,028       326,973
      Prepaid expenses (Note 4)                              (49,511)           0        (86,900)            0
      Other current assets                                    20,542         (392)        75,530        75,558
      Other assets                                             4,072        3,999         14,728        17,230
   Increase (decrease) in liabilities:
      Accounts payable                                       (31,756)     229,287       (105,616)      210,756
      Accrued expenses                                       (30,346)      12,538        (56,078)       66,242
      Deferred revenue                                        39,448      (10,916)        16,425       (85,667)
                                                           ---------    ---------    -----------   -----------
         Net cash used in operating activities             $ (90,171)   $(216,989)     $(524,267)    $(345,527)
                                                           ---------    ---------    -----------   -----------
Cash flows from investing activities:
   Purchase of property and equipment                         (2,649)     (39,720)        (2,649)      (62,844)
   Increase in intangible assets                                   0            0              0       (44,298)
   Payment received on note receivable                        54,537       26,659        110,485        62,825
                                                           ---------    ---------    -----------   -----------
         Net cash provided by investing activities            51,888      (13,061)       107,836       (44,317)
                                                           ---------    ---------    -----------   -----------

Cash flows from financing activities:
   Proceeds (repayment) of note payable                      100,000            0         90,000             0
   Repayment of long-term debt                                (1,007)      (2,708)        (6,846)       (9,097)
   Proceeds from exercise of options                               0       45,932              0        45,932
   Net costs of issuance of common stock                           0            0        (13,164)      (15,900)
   Payments received on stock subscriptions                        0       30,000        495,000       430,423
                                                           ---------    ---------    -----------   -----------
         Net cash provided by (used in) financing
         activities                                           98,993       73,224        564,990       451,358
                                                           ---------    ---------    -----------   -----------

Effect of exchange rate changes on cash                       44,696       49,867          5,689        17,049
                                                           ---------    ---------    -----------   -----------
Increase (decrease) in cash and cash equivalents             105,406     (106,959)       154,248        78,563
Cash and cash equivalents-beginning of period                 98,776      230,995         49,934        45,473
                                                           ---------    ---------    -----------   -----------
Cash and cash equivalents-end of period                    $ 204,182    $ 124,036    $   204,182   $   124,036
                                                           =========    =========    ===========   ===========

                               HEALTHWATCH, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine months ended March 31, 1995 and 1994
                                  (Unaudited)

Note 1: Principles of Presentation

        The accompanying unaudited financial statements reflect all adjustments which in the opinion of management are necessary for a fair presentation of the Company's financial position as of March 31, 1995, the results of operations and its cash flows for the three and nine months ended March 31, 1995 and 1994. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.

Note 2: Net Income (Loss) per Share

        The net income (loss) per share in the fiscal 1995 and 1994 periods were computed based on the weighted average number of shares outstanding during the periods without taking into effect outstanding options as their effect would be either anti-dilutive or dilutive by less than 3%.

        On January 12, 1994, HealthWatch's Articles of Incorporation were amended to effect a one-for-four stock split of the Company's outstanding shares of Common Stock. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively adjusted to reflect the stock split.

Note 3: Inventory

        Inventory consisted of the following at March 31, 1995 and June 30, 1994:

                             3/31/95            6/30/94
                            ----------        ----------
        Raw materials       $  896,633        $  929,634
        Work in process        108,030           204,296
        Finished goods          75,618            72,379
                            ----------        ----------
                            $1,082,281        $1,206,309
                            ==========        ==========


Note 4: Prepaid expense:

        In June 1994, the Company entered into an agreement with consultants whereby the consultants provide financial and public relations services to the Company for a period of one year in exchange for 200,000 shares of the Company's common stock. The $1.47 per share price used to value the agreement represented the approximate trading price for the Company's common stock at the date the shares were issued, discounted to factor in the reduction in value stemming from the size of the block issued.


Note 5: Supplemental schedule of non-cash operating, investing and financing activities during the nine months ended March 31, 1995:

        The Company acquired $293,400 of prepaid consulting services for 200,000 shares of common stock. Relating to these services, $73,350 and $220,050 was charged to expense as professional services for the three and nine months ended March 31, 1995, respectively.

        As a result of debenture conversion, 7,500 shares of common stock, valued at $15,000, were issued.

        The Company has written off $20,000 in receivables that were assessed during fiscal 1994 in connection with warrant exercise programs.

        The Company approved stock grants totaling 80,000 shares valued at $17,700 in exchange for professional services. The per share price used to value the grants represented HealthWatch's approximate trading price at the date of the transactions, discounted to factor in the reduction in value stemming from the restricted nature of the shares.

Note 6:

        The Company accepted a $13,169 discount for the early payoff on a note receivable that was scheduled to mature in July 1995. The $45,000 proceeds obtained from the note were used as working capital.

                               HEALTHWATCH, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue increased 8% during the three-month and declined 1% during the nine-month period ended March 31, 1995, respectively, compared to the similar fiscal 1994 periods. The increase for the three-month period was primarily due to improved shipment of backlogged orders. The Company believes that product sales continue to be depressed as a result of uncertainty in the medical community regarding the reimbursement effects of health-care reforms; consolidations of hospital and other health-care institutions resulting in fewer customers for the Company's diagnostic products and delays in making purchase commitments by institutions engaged in merger or consolidation discussions; and competitive pressure on product prices. In addition, the Company believes that its lack of working capital has adversely affected its level of sales as the Company has not been able to support selling efforts and enhancements to its existing products. Shipments increased during the three-month 1995 period compared to the 1994 period due to an increase in sales and the ability to ship products from finished goods inventory. At March 31, 1994, the backlog of booked, but not shipped, orders was approximately $238,000, as compared to $108,000 at March 31, 1995, excluding an order valued at $1,000,000 for the Company's IV controller which is under development. During the second quarter of fiscal 1995, the Company implemented actions to improve its materials procurement practices and reduced the backlog of booked, but not shipped orders. Completion of the Company's first IV product has been delayed, most recently by the Company's decision to redesign the layout for this product in order to be able to use a different microprocessor chip that is more readily available to the Company. The decision to incorporate a different microprocessor chip was necessitated by the Company's inability to obtain the original microprocessor chip in accordance with previous commitments from the distributor of this chip and because the distributor was unwilling to provide adequate assurance regarding future deliveries of the chip. The Company expects to begin limited shipments of its new IV controller product in September or October 1995.

Costs of products sold as a percent of sales were 12% and 4% lower in the three and nine-month periods ended March 31, 1995, respectively, compared to the similar fiscal 1994 periods. Gross margins were 32% and 29% in the three and nine-month periods ended March 31, 1995, respectively, compared to 20% and 25% for the similar fiscal 1994 periods. The higher gross margins in the three and nine-month fiscal 1995 periods were primarily due to the increased sales revenues.

Selling, general and administrative expenses as a percent of sales were 29% and 48% in the three and nine-month periods ended March 31, 1995, respectively, compared to 48% and 56%, respectively, in the similar fiscal 1994 periods. These decreases were due not only to the improved sales revenues, but were also due to the absence of costs incurred during fiscal 1994 in connection with the relocation of the Company's principal offices to Vista, California . The Company relocated its operating facilities due to the concentration of infusion therapy businesses in Southern California. While the Company has made substantial reduction in the number of personnel in response to the lower sales level, it does not expect significantly lower selling, general and administrative expenses in the remainder of fiscal 1995 due to planned expenditures associated with the introduction of the infusion therapy products and a charge of $73,350 per quarter for financial and public relations services being provided throughout the fiscal year.

Research and development expenses increased in the fiscal 1995 periods compared to the similar fiscal 1994 periods as development efforts were increased to support the introduction of the Company's IV controller. The Company does not expect significant declines in these expenses in the balance of fiscal 1995.

The decrease in the Company's other expense in the fiscal 1995 nine-month period compared to the similar fiscal 1994 period was a result of the Company's acquisition on September 13, 1993, of Metamed, Inc. The $775,580 of excess purchase price over the fair market value of tangible assets and liabilities was charged to expense in the first quarter of fiscal 1994, as the development of Metamed products had not been completed at the time of the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had $693,148 of cash and accounts receivable. Due to the Company's operating losses during the past four years and nine months, it has been required to raise additional debt and equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. During the balance of fiscal 1995, assuming availability of funds, approximately $75,000 is expected to be devoted to the development of the Metamed IV instrumentation products. Due to the uncertainty in the availability of a key component in the Company's new IV product and the manufacturers' insistence that the Company place orders for six months or more of its anticipated need for this component, the Company has decided to redesign the product so that it will be able to use a competing part that is more available to the Company. While working capital requirements will remain high, the decision to use the competing part will substantially reduce the Company's previously announced significant increases in working capital requirements through the second quarter of fiscal 1996.

The Company believes it needs to raise approximately $1,000,000 of additional working capital to sustain operations during the next twelve months. While not required to sustain operations, the Company believes it should raise an additional $500,000 - $700,000 of such capital to better fund the sales and marketing expenses for the roll-out of the new IV product, to continue the development of additional IV products and for general working capital purposes during the next twelve months.

The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale of up to 1,400,000 Units of its securities, each Unit consisting of four shares of common stock, and two Redeemable Common Stock Purchase Warrants. The Unit price is $1.00. If all Units are purchased, the maximum net proceeds to the Company are estimated at $1,260,000. A minimum of 750,000 Units must be sold for the offering to be effective.

There can be no assurance that any of the Units being offered by the Company will be sold. While the net proceeds for the sale of the minimum number of Units which must be sold for the offering to become effective is expected to be enough to enable the Company to complete the development of its first IV product, the Company expects that if only the minimum number of Units are sold, it will need to obtain additional working capital before October or November 1995 in order to sustain its operations. If the Company is not able to obtain sufficient additional capital through the Unit offering, it will be required to defer the shipment of the initial IV products and/or sell certain assets or enter into joint ventures with or grant licenses to other companies with respect to one or more of its products in order to sustain operations. In this connection, the Board of Directors has instructed management of the Company to attempt to find a buyer for the Company's Cambridge operations. There can be no assurance that the Company could, if it were required to do so to sustain operations, sell any such assets or enter into any such joint venture or grant any such license, if at all, on terms acceptable to the Company. If the Company is unable to obtain additional working capital, it will be necessary for the Company to attempt to further reduce operating expenses and/or curtail certain of its operations or product development activities.

PART II.  OTHER INFORMATION

Items 1 through 5.
Not applicable

Item 6. Exhibits and Reports on Form 8-K.
Exhibit 27 - Financial Data Schedule

The Company was not required to file a report on Form 8-K during the quarter ended March 31, 1995.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Date: May 11, 1995
      ------------




                                                 _________________________
                                                        John  D. Greenbaum
                                                      (Chief Executive and
                                                 Chief Financial Officers)