Form 10KSB
period 1995-06-30
HEALTHWATCH INC
filed 1995-09-28
CIK 725627

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
     JUNE 30, 1995                                                0-11476

                               HEALTHWATCH, INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                            84-0916792
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  2445 CADES WAY, VISTA, CA              92083
          (Address of principal executive offices)     (Zip Code)

               Registrant's telephone number, including area code:
                                 (619) 598-4333

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
                               Yes _X_     No___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [___].

     Registrant's revenues for fiscal year ended June 30, 1995: $3,516,252.

     Aggregate market value of voting stock held by non-affiliates of registrant as of September 26, 1995: Approximately $3,700,000.

     Number of shares outstanding as of September 26, 1995:
               7,672,779 shares of Common Stock, $.01 par value.

     Documents incorporated by reference: None.



                                     PART I
ITEM 1. BUSINESS.

INTRODUCTION

     HealthWatch develops, manufactures and markets cardiovascular noninvasive diagnostic instruments, accessories and services. The Company's diagnostic instruments include non-invasive doppler and ultrasound imaging systems designed to diagnose peripheral vascular (blood vessel) disease and electrocardiograph and stress-testing equipment and interpretive software. In 1993, HealthWatch acquired Metamed, Inc. ("Metamed"), a development-stage company which was engaged in the development of products for the infusion therapy ("IV") industry. Infusion therapy generally involves the delivery of one or more fluids, primarily pharmaceuticals or nutritionals, to a patient by means of an infusion line inserted into the circulatory system. The Pacer, the Company's first IV product, which was approved for marketing by the U.S. Food and Drug Administration ("FDA") in April 1994, is in the final development stage. Sales of the Pacer are expected to begin within the next two months.

     Markets for the Company's diagnostic products have been adversely affected by efforts to contain health-care costs as well as by the efforts of many hospitals and other health-care institutions to reduce their costs by consolidating operations with the operations of other institutions. This consolidation has resulted in fewer customers for HealthWatch's diagnostic products and for delays in obtaining purchase orders from institutions which are evaluating possible consolidations with other institutions. In contrast, the Company believes that its IV products will benefit from the health-care industry's focus on reducing costs, as these products are expected to be substantially less expensive and easier to use than most competing products. For this reason, the Company's primary focus during the past year has been on the development of the Pacer.

     The Company's licensed patented IV technology utilizes proprietary optics and computer technology to measure the size (volume) of drops as they fall in a drip chamber. By combining this information with the rate of flow of the drops, the system is able to determine and regulate the amount of the fluid delivered to the patient. In effect, the Company's IV system utilizes the power of a microprocessor chip and electronics to replace more cumbersome and expensive mechanical-based systems. The cost of using the Company's IV systems is expected to be significantly less than the cost for most competing systems, both because the purchase prices for the Company's IV systems are expected to be less than those for competing systems and because the Company's IV systems can be used with generic IV sets which usually are significantly less expensive than proprietary IV sets required to be used with most competing systems.

     HealthWatch's strategy from 1989 to 1994 was to build its business primarily through the acquisition or licensing of products utilizing new or related technologies which could be sold through a common distribution network. HealthWatch believes that there are substantial opportunities to grow its existing business through sales of its initial IV product, development of additional IV products utilizing its licensed patented technology and the development and distribution of related IV products and supplies. The Company intends, therefore, to concentrate its business development efforts during at least the next 18 months on the development and expansion of its IV business. During this period, the Company also intends to complete certain enhancements to its Life Sciences product line.

     References herein to "HealthWatch" or the "Company" include HealthWatch and its consolidated subsidiaries and their predecessors unless the context indicates otherwise. HealthWatch was incorporated in the state of Minnesota in 1983.

RISK FACTORS

     In addition to considering the other information set forth in this Registration Statement, investors should carefully consider the following factors in evaluating an investment in the Company.

DECLINE IN REVENUES; RECENT OPERATING LOSSES

     The Company's product sales have declined in each of the past three fiscal years, compared to the prior fiscal years, primarily due, the Company believes, to the uncertainty in the medical community regarding the effects of various proposals for health-care reforms, consolidations and mergers of health-care institutions, continued increased price competition and the Company's lack of sufficient working capital to adequately fund marketing and product enhancement efforts. In view of the Company's belief that there is substantially more potential for its IV products than for its current diagnostic products, HealthWatch intends to concentrate its efforts and limited working capital on the completion and initial marketing of the Pacer, its first IV product. While sales of the Pacer are expected to begin within two months, the Company does not expect to be able to produce and ship significant quantities of the Pacer for several months after it commences production of this product. The Company's sales may, therefore, continue to decrease for the next six or more months.

     The Company has incurred losses from operations in each of its last three fiscal years. The Company expects to continue to incur losses from operations until it is able to generate significant sales of the Pacer. The Pacer is still in the development stage and there can be no assurance that the Company will be able to successfully complete this product or, assuming such development is successful, realize significant revenues from the sale of the Pacer. In addition, if the Company is not able to generate sufficient sales of its existing products to support the value of certain inventory items or of the intangible assets relating to certain of these products, it could be required to recognize significant additional losses in connection with the write-down of these assets for book purposes. At June 30, 1995, the Company had an accumulated deficit of ($9,942,423). There can be no assurance that the Company will be able to operate at a profit in the future. The Company is not able to finance current working capital requirements from operations.

NEED FOR ADDITIONAL FINANCING

     The Company estimates that it needs approximately $400,000 of additional debt or equity capital to sustain its operations during the next twelve months. In addition to the $400,000 required to sustain operations, the Company estimates that it will need to obtain from $400,000 to $800,000 of additional working capital to implement its marketing plan for the Pacer and to provide adequate working capital to fund a rapid increase in product sales. In the event that the Company is unable to raise additional capital, it will be required to defer producing IV or other products, to sell certain assets or enter into joint ventures with or grant licenses to other companies with respect to one or more of its products and/or further reduce its operations in order to sustain operations. There can be no assurance that the Company could, if it were required to do so to sustain operations, sell any such assets or enter into any such joint venture or grant any such license, if at all, on terms acceptable to the Company.

METAMED ACQUISITION; NEW BUSINESS VENTURE; UNPROVEN PRODUCTS

     In September 1993, the Company completed the acquisition of Metamed, Inc., a development-stage company. The Metamed acquisition represented a significant new business venture for HealthWatch, and the Company's ability to successfully develop this business is subject to all of the risks inherent in the establishment of a new business. HealthWatch had not previously been engaged in the infusion therapy business and Metamed had only a limited history of operations and had not generated any revenues.

     HealthWatch believes that the Metamed acquisition is of strategic importance because it offers the Company the opportunity to expand its product offerings to include medical products which it believes will be less sensitive than its existing diagnostic products to current market pressures and uncertainties, as the Metamed products are expected to be not only easier to use but also less costly than existing competing products. While the first Metamed product, the Pacer, an IV controller, has recently been introduced, there can be no assurance that it will achieve wide acceptance in the marketplace. Efforts to obtain required governmental approvals for additional products based on the Metamed patented technology may be costly and require significant time and additional effort on behalf of the Company which could further deplete the Company's limited resources and delay the introduction of additional Metamed products. There can be no assurance that the Company will be able to obtain necessary governmental approvals for additional Metamed products or that any products based on the Metamed technology can be successfully introduced to the marketplace.

DEPENDENCE ON SUPPLIERS; WORKING CAPITAL REQUIREMENTS

     Certain raw materials for the Company's products, particularly its new IV product, are available from only one or a limited number of suppliers, require that orders be placed 60 days or more in advance of the desired delivery date and may be available to the Company only if it places significant orders which represent several months or more of the Company's projected needs for such materials. The need to purchase significant quantities of these materials in advance of their use substantially increases the Company's working capital requirements.

     There can be no assurance that the Company's current suppliers for these products will continue to supply them to the Company. While alternative sources for such items are currently available, the Company could be required to redesign its products in order to be able to use the alternative materials provided by these additional suppliers. Any such redesign of the Company's products could be expensive and time consuming and could require six or more months to complete. The Company is currently redesigning its first IV product so that it can use a different microprocessor chip that is more readily available to the Company than the microprocessor chip originally intended to be used in this product. This redesign effort has delayed the first shipments of the Pacer, with the first shipments now expected to occur in October or November 1995. The Company believes that it either has or has commitments to supply adequate quantities of the more difficult to obtain components for its initial IV product.

DEPENDENCE ON NEW OR IMPROVED PRODUCTS; TECHNOLOGICAL CHANGES

     In general, the medical products industry is subject to rapid and significant technological changes and frequent introduction of new competitive products. To respond to these expected changes and to improve or sustain the marketability of its products, the Company will be required to commit substantial investments in product improvement and development in order to periodically enhance its existing products and successfully introduce new products. There can be no assurance that the Company will either have the resources required to make such investments or, assuming it has the required resources, be able to respond adequately to changes in technology or changes in the markets for its products. The development of new products or technologies by other firms could have a material adverse effect on the Company's business. In addition, to the extent that the Company seeks to develop new products, there can be no assurance that such products will be successfully developed or, if developed, that such products will be successfully introduced to the marketplace.

COMPETITION

     There are many companies that produce equipment which competes with the Company's products, particularly its cardiology and current and proposed infusion therapy products. Most of the Company's competitors have substantially greater financial and marketing resources than the Company. Three companies account for a substantial portion of the market for ECG products similar to those sold by HealthWatch, and five companies account for over 80% of the U.S. market for infusion therapy systems. All of such companies are substantially larger than HealthWatch. The Company expects to encounter intense competition in the market for its IV products. This could require that the Company commit significantly greater resources to the introduction of its IV products than would otherwise be required.

GOVERNMENT REGULATION

     The FDA regulates the testing, manufacturing, packaging, distribution and marketing of medical devices in the U.S., including the products manufactured by HealthWatch. The Company's infusion therapy products are Class II devices for which permission to market can be obtained under Section 510(k) of the Medical Device Amendments Act to the Food, Drug and Cosmetic Act. Products requiring permission to market under 510(k) may be approved after adequate demonstration of safety, effectiveness and documentation that the product is substantially equivalent to a similar device in interstate commerce prior to 1976. The Company submitted a 510(k) application with respect to its first Metamed infusion therapy system in September 1993. On April 4, 1994, the Company received notification from the FDA that this product could be marketed in the U.S. Compliance with the provisions of the Food, Drug and Cosmetic Act and the FDA's regulations is time consuming and expensive.

PRODUCT LIABILITY INSURANCE

     Producers of medical instruments may face substantial liability from the use of their products. HealthWatch has obtained product liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate. As the installed base of IV products increases, the Company plans to raise the amount of such insurance. There can be no assurance that any such liability of the Company will be covered by its insurance or that damages will not exceed the limits of the coverage.

CHANGES IN HEALTH-CARE INDUSTRY

     The health-care industry is experiencing significant pressure to reduce costs. The Clinton administration has identified the containment of health-care costs as a major priority. While the Company cannot predict what effect any proposals to contain health-care costs may have on its business, such proposals, if enacted, could have a material adverse effect on portions of its business, particularly its diagnostic instruments business. In order to reduce costs and to improve utilization of facilities, many health-care organizations have consolidated or merged or are considering consolidating or merging their operations or portions of their operations with the operations of other health-care organizations. The consolidation and merging of health-care organizations has reduced and can be expected to continue to reduce the number of potential purchasers for the Company's products, particularly its diagnostic instruments.

RECENT SENIOR MANAGEMENT CHANGE

     John D. Greenbaum, President of the Company has resigned effective October 1, 1995. Mr. Greenbaum has agreed to provide consulting services to the Company through November 1995.

BROKER-DEALER SALES OF COMPANY COMMON STOCK

     Securities and Exchange Commission Rule 15g-9 imposes additional sales practice requirements on brokers-dealers who sell certain low-priced securities to persons other than established customers. So long as the Company's Common Stock continues to be quoted on the Nasdaq Small Cap Market, sales of its stock are exempt from the application of this rule. In order for securities to continue to be quoted on the Nasdaq Small Cap Market, they must meet certain maintenance requirements, including a minimum bid price of at least $1.00 per share or a market value of the public float for its common stock of at least $1,000,000 and $2,000,000 in capital and surplus. The bid price for the Company's Common Stock is below $1.00 per share. While the Company's capital and surplus is currently slightly in excess of $2,000,000, further losses from operations could result in such capital and surplus being less than $2,000,000. It is possible that shareholders will be requested to consider a reverse split of the Company's Common Stock in the future, if this would better assure the Company's ability to satisfy the requirements for its Common Stock to continue to be listed on the Nasdaq Small Cap Market. In the event that the Company's Common Stock should cease to be traded on the Nasdaq Small Cap Market, or it should otherwise cease to be exempt from the application of Rule 15g of the Securities Exchange Act of 1934, it would become subject to Rule 15g-9. In this event, prior to effecting transactions in the Company's Common Stock, brokers-dealers would be required to make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. These requirements could adversely affect the ability of brokers-dealers to sell the Company's securities. In addition, in the event that the Company's securities ceased to be traded on the Nasdaq Small Cap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

POSSIBLE DILUTIVE EFFECT OF OUTSTANDING OPTIONS, WARRANTS, CONVERTIBLE DEBENTURES AND PREFERRED STOCK

     As of September 26, 1995, there were up to 6,183,788 shares of Common Stock reserved for issuance upon the exercise of stock purchase warrants or options or the conversion of Debentures and Preferred Stock, at exercise or conversion prices ranging from $.25 to $9.76 per share. To the extent the trading price of the Company's Common Stock at the time of exercise or conversion of any such warrants, options, Debentures or Preferred Stock exceeds the exercise or conversion prices, any such exercise or conversion will have a dilutive effect on the Company's shareholders.

     The Company's Articles of Incorporation, as amended, authorize the issuance of up to 100,000,000 shares of Common Stock, of which 7,672,779 shares were outstanding on September 26, 1995. The Company's Board of Directors has the authority to issue additional shares of Common Stock and to issue options and warrants to purchase shares of the Company's Common Stock without shareholder approval.

AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK

     HealthWatch is authorized to issue up to 10,000,000 shares of Preferred Stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of Preferred Stock. The issuance of any shares of Preferred Stock having rights superior to those of HealthWatch's Common Stock may result in a decrease in the value or market price of the Common Stock and could further be used by the Board as a device to prevent a change in control of HealthWatch. Holders of Preferred Stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. There are 400,000 authorized shares of Series A Preferred Stock. The Company does not have any present intention to issue any other shares of Preferred Stock.

BUSINESS SEGMENTS

     HealthWatch's business prior to the sale of its medical services businesses in February and March 1993, generally could be divided into two business segments: medical products and medical services. Revenues and operating profits (losses) before allocation of certain corporate and other expenses for both of these segments for the past three fiscal years are as follows:

                                             Year Ended June 30,
                                     1995             1994             1993
Revenues:
   Medical Products
     Cardiology                  $    610,623     $    863,904     $  1,301,974
     Peripheral Vascular         $  1,206,772     $  1,409,528     $  2,417,951
     Supplies & Technical
       Services                  $  1,698,857     $  1,796,714     $  2,374,937
         TOTAL                   $  3,516,252     $  4,070,146     $  6,094,862

   Medical Services:
     Management                  $          0     $          0     $    437,894
     Billing                     $          0     $          0     $    239,454
         TOTAL                   $          0     $          0     $    677,348

   Operating Profit (Loss):
     Medical Products            $ (1,843,239)    $ (2,000,959)    $ (1,344,523)
     Medical Services            $          0     $          0     $    186,797

     For the year ended June 30, 1995, the Company reported a decline in revenues of $253,281 for cardiology products, $202,756 for peripheral vascular products and $97,857 for supplies and technical services when compared with fiscal 1994. For the year ended June 30, 1994, the Company reported a decline in revenues of $438,070 for cardiology products, $1,008,423 for peripheral vascular products and $578,223 for supplies and technical services when compared with fiscal 1993. For the year ended June 30, 1993, product revenues declined $1,145,244 compared to the year ended June 30, 1992. The Company attributes the reduction in revenues for its cardiology and peripheral vascular products primarily to a general slowdown in the purchases of capital medical devices due to the uncertainty in the market for such products caused by proposed health-care reforms and efforts to reduce health-care costs. In addition the Company's revenues have been adversely affected by the lack of adequate working capital, changes in sales personnel, as well as the need to reduce prices for its products to meet price reductions by competitors, again , the Company believes, due to the softness in the markets for its products. Revenues from supplies and technical services are related to the placement of new cardiology and peripheral vascular products.

     Foreign sales accounted for $1,318,233, $1,228,205 and $1,529,752 of the Company's medical product revenues during fiscal 1995, 1994 and 1993, respectively. The revenues from the international market are generated by distributor sales and a wholly owned subsidiary, Cambridge Medical Equipments LTD., in England. Cambridge Medical Equipments LTD. accounted for revenues of $561,364, $476,856 and $628,183 for the three years ended June 30, 1995, 1994 and 1993, respectively. International product sales are primarily through distributors. HealthWatch currently has approximately 42 distributors worldwide. For additional information regarding the Company's business segments see Note 18 of the Notes to the Consolidated Financial Statements. Neither HealthWatch nor any of its affiliates does business with the government of Cuba or any person or affiliate located in Cuba.

MEDICAL PRODUCTS

     HealthWatch's goal has been to build a medical products business, with an emphasis on cardiac and vascular diagnostic products and IV instrumentation products for hospital, physician and home care use. Cardiology products are marketed under the "Cambridge" brand name and peripheral vascular products are marketed under the "Life Sciences" brand name. IV products are expected to be marketed under the "Cambridge" brand name.

     HealthWatch's first cardiology acquisition was the acquisition in June 1990 of the assets of Telemed, a 20-year old electrocardiograph and ECG overread service business. HealthWatch considered Telemed's primary value to be its ECG software-based analysis program which had been validated by a database of over 20 million ECG'S. During January 1995, the Company sold the Telemed ECG analysis program to an unrelated party for $75,000. The Company retained a license to use the program with its Cambridge products.

     HealthWatch's second cardiology acquisition was the acquisition in December 1990, of Cambridge Medical Instruments (located in the United States) and Cambridge Medical Equipments (located in the United Kingdom). Cambridge, founded in 1911 by Sir Horace Darwin, son of the naturalist Charles Darwin, was the first company to manufacture electrocardiograph diagnostic equipment. HealthWatch considered the primary value of the Cambridge acquisition to be the Cambridge name and the Cambridge exercise stress test product line.

     In October 1990, HealthWatch acquired Life Sciences, a 16-year old company engaged in the design, manufacture and marketing of Doppler and ultrasound imaging systems for the noninvasive assessment of peripheral vascular diseases. Life Sciences has an installed base in excess of 2,850 systems. HealthWatch considered Life Sciences' primary value to be its established product line and strong name recognition in the hospital and vascular laboratory markets.

     In September 1993, HealthWatch acquired Metamed, a company formed in 1992 to develop a line of IV therapy and drug delivery devices. HealthWatch expects to begin shipping its first Metamed product, an IV controller, during the second quarter of fiscal 1996. HealthWatch considered Metamed's primary value to be its licensed patented technology.

     Cardiac and peripheral vascular diseases represent the first and third causes, respectively, of death in the United States. Sales of products and services for both of these market segments, which have shown significant growth during the last 15 to 20 years, showed limited growth in more recent years due, HealthWatch believes, to general uncertainties in the health-care industry as a result of proposed reform of the United States' health-care delivery system and overall constraints on health-care costs. HealthWatch believes that while growth rates may be less than in prior years, markets for such products will continue to grow due to the continuing increase in life expectancy and emphasis on early detection and treatment of cardiac and peripheral vascular diseases.

     The IV instrumentation marketplace has undergone substantial change during the past three to four years due, in part, to the use of newer pharmaceuticals which require instrumented controls to insure precise delivery of the drugs, an increase in the desire to provide for concurrent intravenous delivery of different drugs and a rapid increase in the use of IV instruments in connection with the care of patients in their homes.

                               GLOSSARY OF TERMS

     CHANNEL (single, three and multi) - Format for recording ECG test data, a channel representing information from one lead. A single channel ECG machine prints information from one lead at a time, whereas a three or multichannel machine prints information from three or multiple leads, respectively, at a time. Each lead represents a position on the patient from which data is gathered.

     DOPPLER - Measurement by sound or light wave length.

     ELECTROCARDIOGRAPH (ECG) - A method of recording the magnitude and direction of electrical activity of heart cells during each cardiac cycle. Data is gathered by leads from up to 12 different locations on the patient's body. ECG OVERREAD SERVICE - A service that provides for a second reading/interpretation of ECG tests. ECG'S may be transmitted electronically via modems to a central location for computerized overread/interpretation.

     EXERCISE STRESS TESTING - Also called Graded Exercise Testing (GXT), is the recording of a patient's ECG under a controlled exercise environment.

     EXTREMITIES or limbs - Upper extremities include the arms, forearms, wrists and hands and the lower extremities include the thighs, legs, ankles and feet.

     INFRARED - Invisible heat or light rays having wavelengths longer than those of red light.

     IV - Intravenous delivery of fluids and pharmaceuticals.

     OPHTHALMIC ARTERY - Artery supplying blood to the eyes and adjacent structures.

     OCULAR - Pertaining to the eye.

     PERIPHERAL VASCULAR - All blood vessels other than those of the heart.

     PULMONARY EMBOLI - Blood clots in blood vessels in the lungs.

     THROMBOSIS - Development or presence of a blood crust, clot or plug in one of the cavities of the heart or in a blood vessel.

     ULTRASOUND - A form of energy consisting of sound-like vibrations or waves of high frequency.

     VASCULAR - Pertaining to or involving blood vessels (arteries and veins).

     CARDIOLOGY PRODUCTS. ECG equipment provides a method of recording the magnitude and direction of the electrical activity of the heart cells during each cardiac cycle. By measuring and identifying electrical activity intervals, axes and amplitudes of the wave forms, detailed information about cardiac disease and the functional process of the heart can be derived.

     ECG equipment is found in hospitals, clinics and physicians' offices, as well as ambulances. Recordings are routinely taken by nurses, technicians and physicians. In most situations, final ECG interpretations must be performed by physicians.

     ECG tests conducted while patients are resting are augmented in certain situations by other tests, including exercise stress testing. Under induced stress, a patient may unmask abnormalities not detected at rest with a standard ECG. However, the ready availability of the ECG and its ease of use and low cost make it part of most diagnostic workups for cardiac patients. The ECG is one of the most frequently performed tests in medicine.

     HealthWatch's cardiology products include the Cambridge 6600 series and 6900 series lines of ECG and cardiac stress test systems which include proprietary systems developed by Cambridge and systems manufactured by other companies. The Cambridge 6900 is a stand-alone ECG stress test system with an available treadmill or ergometer for cardiac stress test analysis.

     The Cambridge MC6000 series of electrocardiograph equipment offers a wide range of options, from the basic 12-lead system (MC6600) to an advanced exercise testing configuration (MC6900A). The Telemed software has been migrated to the Cambridge MC6000 series to complete this product line. Cambridge ECG equipment sells for $6,500 for low-end licensed products to $13,500 for the MC6900.

     HealthWatch sold the Telemed interpretive software in January 1995. HealthWatch retained a license to use the Telemed software with its Cambridge products.

     PERIPHERAL VASCULAR PRODUCTS. While peripheral vascular disease is generally less likely to produce catastrophic consequences than is cardiac disease, it may cause significant disability and lifestyle restrictions as well as death. Vascular disease diagnosis and management has historically been done by vascular surgeons. With the aging of the U.S. population, a greater awareness of vascular disease in general, and better surgical and medical management options, more medical specialists are becoming involved in the diagnosis and treatment of vascular disease. The capability and sophistication of the equipment needed to diagnose peripheral vascular disease varies greatly from the needs of the primary-care physician who may only be attempting to determine whether or not a patient has symptoms of peripheral vascular disease to the needs of the vascular laboratory which may be trying to establish the exact location and severity of the disease.

     HealthWatch currently markets two products under the "Life Sciences" brand name. First, the Modular Vascular Lab (MVL), a computer-controlled instrument which, through the use of various plug-in modules, can perform a wide range of vascular diagnostic studies. During fiscal 1992, the Company re-designed the MVL to simplify the options available and to reduce the cost of this equipment. The re-designed MVL is referred to as the "MVL Classic."

     The MVL produces detailed color reports and is easily operated with a remote hand controller which allows the vascular technician to concentrate on the patient rather than on operation of the MVL. The modular concept permits the customer to purchase only the diagnostic testing modalities desired and to add new modalities at any time. The MVL includes:

     * MVL BASE UNIT. Includes the Modulab with space for ten plug-in modules, a high resolution color graphics monitor, color printer, keyboard, strip-chart recorder, remote hand-controller, foot switch and storage cart.

     * PVR MODULE. Calibrated Pulse Volume Recorder, used in the diagnosis of arterial and venous disease in both the upper and lower extremities.

     * CWD/PPG MODULE. Continuous wave Doppler and photoplethysmograph. The Doppler is used to measure blood velocity in both arteries and veins by using high frequency ultrasound. The photoplethysmograph measures blood flow using an infrared sensing device.

     * SFA-11 MODULE. Spectrum frequency analysis is used in conjunction with the CWD/PPG module, Imager module or external input source. The SFA-11 performs real-time analysis of Doppler frequency shifts using computerized analysis which transforms audio or visual images into a quantifiable frequency or velocity.

     * OPG MODULE. Ocular pneumoplethysmograph, used to measure pressure changes of the ophthalmic artery, which in turn reflects the absence or presence of disease in blood vessels that supply oxygen to the brain.

     * IPG-II MODULE. Impedance plethysmograph, used for the detection of deep venous thrombosis (DVT) by measuring the change in electrical impedance (resistance) of a limb as blood flow is occluded (obstructed) and then restored. DVT is a major source of pulmonary emboli which can be fatal.

     * PAG MODULE. Phonoangiograph, used as a sensitive quantitative stethoscope to "listen" to the vascular system.

     There is currently an installed base of over 350 MVL'S. Prices range from $23,500 for a basic system, consisting of the MVL base unit, PVR module and CWD/PPG module, to $70,000 for a fully configured system.

     The second product is the Pulse Volume Recorder (PVR-IV) with calibrated PVR (records height and width of wave length, volume of air in cuff and pressure), bi-directional Doppler (measures blood velocity using ultrasound), photoplethysmograph (measures blood flow using an infrared sensing device) and optional ocular pneumo-plethysmograph (measures pressure changes in certain arteries). The basic unit is used to diagnose blood vessel disease in both the upper and lower extremities. There is an installed base of over 2,500 PVR'S, of which over 1,000 are PVR-IV's. The PVR-IV is priced at $15,000. The PVR is suitable for busy vascular labs, where high patient volume is a major consideration, foreign markets, smaller U.S. hospitals, and physician offices which cannot cost-justify the MVL.

     IV PRODUCTS. IV infusion systems generally rely upon either gravity (controllers) or mechanical devices (pumps) to provide the force required to deliver fluids and pharmaceuticals intravenously to patients. While gravity delivery is the most simple and cost effective means of IV delivery, it has historically had significant limitations in accuracy and ability to control the flow of the fluid. The need for accurate intravenous delivery systems has increased as the potency for new pharmaceuticals has increased and as treatment procedures have increasingly utilized concurrent intravenous delivery of several different pharmaceuticals to treat patients.

     The concept of automated delivery was developed in the early 1970s with the introduction of drop counting IV delivery systems which relied on counting drops of assumed volume for system accuracy. IV delivery systems have evolved into sophisticated computer controlled controller and pump systems. Controller systems rely on gravity to provide the delivery force whereas pump systems use either a syringe pump or peristaltic mechanism to force the fluid to the patient.

     Metamed has adopted the older concept of drop counting systems and applied computer technology to develop a system which measures the size (volume) of the drop falling in the drip chamber and determines the flow rate based on the input through a flow sensor. Metamed has developed a controller and intends to develop a pump utilizing its licensed patented measurement technology. The Metamed measurement system requires substantially less power than competing systems, which enables the required electronics and controls to be incorporated into the flow sensor itself, resulting in smaller and lighter systems as well as systems that the Company believes will be easier to use and less costly than controller and pump systems currently being marketed. In addition, the Metamed devices are designed to be used with a variety of IV sets compared to other devices which generally can be used only with proprietary IV sets designed for the particular controller or pump being used. This ability to be used with a variety of sets is also expected to make the Metamed system easier to use and to lower total costs incurred in providing IV therapy to patients.

     In December 1994, HealthWatch introduced the Pacer, its first IV product, a controller, which was approved for marketing by the FDA in April 1994, and expects to begin shipping this product during the second quarter of fiscal 1996. The Pacer is in the final product validation stage with independent product validation and initial field trials scheduled for October 1995. The Pacer is expected to sell for $1,300-$1,600, compared to competing single channel products, normally IV pumps, which sell for in excess of $2,000 for products with features similar to those for the Pacer to up to $6,500 or more for more complicated pump products with specialized operating features. The Pacer may be used with a variety of IV sets, including generic sets which generally sell for significantly less than proprietary sets which normally must be used with competing IV pump products. The use of generic IV sets can save users from $1.25 to $9.25 per IV set used. It is not unusual for hospitals to use annually from 140 to 200 sets per IV instrument.

     HealthWatch believes that there are more than 900,000 IV controllers and pumps currently being used in the U.S. and that approximately 120,000 IV instruments are sold annually in the U.S. and that the international market is equal in size to the U.S. market. The Company intends to market the Pacer based on its ease of use and the potentially significant cost savings which users of the Pacer may recognize, both due to the lower cost for the Pacer and the ability to use lower-priced IV sets. The Company does not intend, at least initially, to market the Pacer for use in critical care or other similar environments where more complicated products with operating features specifically designed for these environments are generally used.

     SUPPLIES AND TECHNICAL SERVICES. In addition to the sale of medical instruments, HealthWatch sells disposable supplies, such as ECG recording paper and electrodes and electrasound gels and cuffs, to purchasers of its cardiology and peripheral vascular equipment and provides technical service/maintenance for such equipment. During fiscal 1995, sales of supplies and revenues from service and maintenance activities accounted for approximately 48 percent of HealthWatch's revenues from its medical products business segment.

     SALES AND MARKETING. The Company has a Vice President of Sales and Marketing, one international sales/marketing manager, one field sales support representative and one customer service representative. The Company has in excess of 40 dealers representing its products worldwide.

     During the last quarter of the fiscal year ended June 30, 1993, HealthWatch modified its sales and marketing strategy to focus on sales to hospitals and other health-care institutions due to changes and uncertainties in the health-care industry which, HealthWatch believes, adversely affects physician purchases of diagnostic equipment. These sales are made directly to hospitals, specialty physicians and vascular laboratories.

     The Company markets internationally through selected independent manufacturers' representatives and distributors who have appropriately trained staff capable of providing sales and service for the Company's products. The Company presently has 42 foreign independent manufacturers' representatives and distributors who service approximately 70 percent of the international markets.

     HealthWatch intends to continue to pursue disposable supply sales, customer upgrades and service/customer support; development of a network of domestic independent manufacturers' representatives responsible for sales to hospitals; and, expansion of international sales. The Company's ability to develop and implement marketing programs for its existing products and to develop a direct sales force for its products has been limited because of its lack of working capital.

     HealthWatch believes that its vascular products account for approximately 15%-20% of the U.S. markets for such products and that its cardiovascular products account for less than 1%-2% of the markets for these products.

     Initially, HealthWatch intends to distribute the Pacer, its first IV product, through independent manufacturers' representatives. The Company believes that the long-term success of any marketing program for its IV instruments may require that the Company obtain a line of disposable IV sets to distribute with its IV instruments. HealthWatch believes that there are more than 900,000 IV instruments currently being used in the U.S. and that approximately 120,000 IV instruments are sold annually in the U.S., and that the international market is equal in size to the U.S. market. The Company intends to market its IV instruments based on their ease of use and potentially significant cost savings which users may recognize, both due to the instruments' lower costs and the ability to use lower-priced IV sets.

     MANUFACTURING. The Company's manufacturing operations consist primarily of what is referred to in the industry as "FAT" (final assembly and testing). The Company has utilized outside consultants to assist in the design of its products. The Company attempts to maintain a limited inventory of finished products and normally attempts to fill orders within a month of their receipt. The Company generally does not have any significant backlog of orders; however, during the last quarter of fiscal 1994 and the first quarter of fiscal 1995, the Company had a backlog of orders of $431,509 and $453,262, respectively. The majority of this backlog was the result of orders received, but not forecasted and the lead times involved in procurement of raw materials. The Company shipped the majority of the products on backorder early in the second quarter of fiscal 1995.

     HealthWatch is in the beginning stages of producing the Pacer, its first IV product. Current plans call for producing approximately 100 units of the Pacer during September and October 1995, increasing production to 250 units per month by February, 1996. Since the Company's primary activities relating to the production of this product are the assembly, testing and shipping of the final product, the Company believes that if it has adequate working capital to fund the purchase of raw materials and component parts it will be able to increase production levels rapidly after December, 1995. Due to the difficulty of obtaining the original microprocessor chip to be used in the Pacer, the Company redesigned the Pacer so that it uses a different microprocessor chip which is more readily available to the Company. Several of the key components for the Pacer must be ordered 60 or more days in advance of their anticipated need in order to assure their availability on a timely basis. This need substantially increases the Company's working capital requirements and may limit its ability to rapidly increase production capabilities for the Pacer should this be required in order to meet rapidly increasing order rates for this product.

     Certain raw materials for the Company's products, particularly its new IV product, are available from only one or a limited number of suppliers and may be available to the Company only if it places significant orders which represent several months or more of the Company's projected needs for such materials. The need to purchase significant quantities of these materials in advance of their use, substantially increases the Company's working capital requirements. There can be no assurance that the Company's current suppliers for these products will continue to supply them to the Company. While alternative sources for such items are currently available, the Company could be required to re-design its products in order to be able to use the alternative materials provided by these additional suppliers. Any such re-design of the Company's products could be expensive and time-consuming and could require six or more months to complete. The Company believes that it either has or has commitments to supply quantities of the most critical components for its new IV product.

     During fiscal 1994, HealthWatch completed the relocation of all manufacturing operations from Broomfield, Colorado to Vista, California. This move was made in concert with the Company's strategic plans for growth in the IV business and the anticipated need for new personnel knowledgeable in the IV business. The Company's facilities in Vista, California are within a 50 mile radius of five key competitors in the IV industry and a broad base of prospective qualified personnel.

     RESEARCH AND DEVELOPMENT. The Company expects to incur an additional expense of approximately $275,000 for the completion of the design related work and initial product builds for the IV controller and pump systems. In addition, subject to available capital resources, the Company plans to make certain enhancements to its Modular Vascular Laboratory, a product sold under the Life Sciences name. During the years ended June 30, 1995, 1994 and 1993, the Company spent $499,094, $201,713 and $281,918, respectively, on research and development activities.

     PROPRIETARY INFORMATION. The Company seeks protection of its proprietary interest in software products and trade secrets. The Company historically has not relied on patents to protect the proprietary aspects of its products, but has begun to do so with the products associated with the IV instrumentation business, the licensed technology for which is covered by a U.S. patent. HealthWatch maintains nondisclosure and confidentiality agreements with its employees. While the enforceability of such agreements cannot be assured, the Company believes that they provide a deterrent to the use of information which may be proprietary to the Company. The Company licenses the technology for its IV products from Howard R. Everhart, a former officer and director of the Company, and licenses the technology for certain components of its other products from unrelated persons for which it pays license or royalty fees.

     PRODUCT WARRANTY AND SERVICE. The Company warrants its products against defects in material and workmanship for one year. Warranty service is ordinarily provided by the Company. If a product defect cannot be easily fixed at the customer's office, the Company's policy is to replace the defective component and return it to the Company's office for repairs.

     COMPETITION. There are many companies that produce equipment which competes with the Company's cardiology products. While there is significant competition for each of the Company's peripheral vascular products, the number of competitors, particularly ones that offer as broad a range of products as does HealthWatch, is significantly less in the peripheral vascular markets than in the cardiology markets. Many of the Company's competitors, particularly in the cardiology markets, have substantially greater financial and marketing resources than the Company. Hewlett-Packard Corporation, Marquette Electronics, Inc. and Quinton Instruments Co., all of which are substantially larger than HealthWatch, account for a substantial portion of the market for ECG products similar to those sold by HealthWatch. For the products to be sold in the IV instrumentation business there are a number of competitors which provide mostly "high end" IV controllers and pumps. Over 80% of the domestic market for IV instruments is dominated by five companies, Baxter Healthcare Corporation, Abbott Laboratories, IVAC Corporation, IMED Corporation and Minimed, Incorporated. All of these companies are substantially larger than HealthWatch. The international market for IV products is largely fragmented with local manufacturers.

     Competition for medical products generally is on the basis of product performance and cost. The Company's cardiology and vascular products generally are priced in the mid range of competing products with the Life Sciences fully configured MVL product priced at the high-end of the peripheral vascular market. HealthWatch believes that its cardiology and vascular systems are favorably priced when compared to competing products which provide comparable features and quality. The Cambridge and Life Sciences names are well known in their respective markets. In the IV instrumentation market, competition has historically been based on product performance and reputation. With the implementation of the Health Care Reform Act in 1986, competition in these markets has become more focused on the cost per use of the IV instruments. HealthWatch IV instruments are expected to be substantially lower in cost per use than currently marketed products in both the hospital and home-care markets. The Company expects to encounter intense competition in the market for its IV products. This could require that the Company commit significantly greater resources to the introduction of its IV products than would otherwise be required.

     GOVERNMENT REGULATION. From time to time, legislation or regulations have been proposed which, if enacted, would regulate health-care spending. The Company is unable to predict what legislation or regulations may be enacted or what impact, if any, such actions would have on the Company. Further, governmental reimbursement systems, pursuant to which hospitals and physicians are reimbursed for medical procedures at a fixed rate according to diagnosis-related groups, have an economic impact on the purchase and use of medical equipment. A material decrease in current reimbursement levels for tests performed by the Company's equipment might have a material adverse affect on the Company's ability to market its products.

     The United States Food and Drug Administration ("FDA"), pursuant to the Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act, amended in 1990 (the "1976 Act"), and regulations promulgated thereunder, regulates the testing, manufacturing, packaging, distribution and marketing of medical devices in the United States, including the products manufactured by HealthWatch. Comparable agencies in certain foreign countries also regulate the Company's activities.

     The FDA classifies medical devices intended for human use into three categories, depending upon the degree of regulatory control deemed appropriate with respect to each device. The Company's products are Class II devices for which permission to market can be obtained under section 510(k) of the medical device amendments to the Food, Drug and Cosmetic Act. Products requiring permission to market under 5l0(k) may be approved after adequate demonstration of safety, effectiveness and documentation that the product is substantially equivalent to a similar device in interstate commerce prior to 1976. In 1990, Congress enacted the Safe Medical Device Act which requires manufacturers to obtain permission to market prior to placing the product into interstate commerce. Manufacturers may, however, market devices outside the U.S. without 510(k) permission to market subject to local government approval and/or a certificate of export from the FDA. The 1976 Act also requires compliance with specific manufacturing and quality assurance standards. The FDA has published regulations defining good manufacturing practices to provide that the manufacturing process for any device is controlled to maximize the probability that the finished product meets all quality and design specifications.

     FDA regulations also require that each manufacturer establish a quality assurance program by which the manufacturer monitors the manufacturing process and maintains records which show compliance with the FDA regulations and the manufacturer's written specifications and procedures relating to the devices. The FDA makes unannounced inspections of medical device manufacturers and may issue reports or citations where the manufacturer has failed to comply with all appropriate regulations and procedures.

     Compliance with the provisions of the Act and the FDA's regulations is time-consuming and expensive. HealthWatch believes it is in substantial compliance with the provisions of the 1976 Act and regulations under the 1976 Act.

MEDICAL SERVICES

     CROSSROADS MEDICAL CENTER. On December 2, 1988, HealthWatch completed the sale of seven Denver-area medical centers. HealthWatch continued to operate through March 1993, its first medical center, the Crossroads Medical Center, located in Boulder, Colorado. On March 31, 1993, the Company sold the assets of its medical management business to an unaffiliated company.

     HEALTH CARE PROFESSIONAL BILLING. Following the sale of seven of the Company's medical centers, the HealthWatch billing department began marketing its services to non-HealthWatch physicians under the name "Health Care Professional Billing." On February 1, 1993, the Company sold the assets of this business to an unrelated company.

EMPLOYEES

     At August 31, 1995, the Company employed 33 persons, consisting of 6 general administrative, 4 sales and marketing, 10 manufacturing, 5 service, 5 engineering and research and product development personnel and 3 service related persons at Cambridge Medical Equipments LTD. No retirement or pension or similar program is in effect for the benefit of the Company's employees.

ITEM 2. PROPERTIES.

     The Company's principal offices are located in 24,535 square feet of space in Vista California, leased for a 65-month term ending January 6, 1999 with a two-year renewal option, The incremental rate for this space is $14,400 per month.

     The Company leases 2,500 square feet of office space in Cambridge, England on a month-to-month basis for $1,530 per month.

ITEM 3. LEGAL PROCEEDINGS.

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

                   MARKET FOR THE COMPANY'S COMMON STOCK AND
                          RELATED SHAREHOLDER MATTERS

     The number of record holders of the Company's Common Stock on September 26, 1995 was 703. The high and low sale prices as reported on the Nasdaq Small Cap Market (National Market through May 12, 1994) are shown in the table below. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions.

              QUARTER ENDED             HIGH             LOW

              1993
              March 31                  2 3/4            2 3/4
              June 30                   3                2 5/8
              September 30              2 5/8            2 3/8
              December 31               4                2 1/4

              1994
              March 31                  3 1/4            2 3/16
              June 30                   3 3/8            1 1/4
              September 30              2                1 1/8
              December 31               1 1/2            1

              1995
              March 31                  13/32            3/8
              June 30                   15/32            9/32
              July 1 through
              September 25              11/16            5/16

     The Company has never paid a cash dividend on its Common Stock. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

     In recent years, the markets in which the Company participates have experienced significant changes and a period of uncertainty due to proposed changes in health-care administration in the United States and efforts by health-care organizations to reduce their operating costs and the cost of health care in general. As a result, the Company has focused its products in the hospital marketplace in anticipation of lower sales directly to physicians. The Company believes that the major changes which have been introduced to the health-care industry will place greater emphasis on lower-cost products. While medical standards for safety and effectiveness are expected to remain strong, costs are expected to be a deciding factor on health-care purchases.

     HealthWatch has incurred losses from operations in each of its last three fiscal years. Based on current margins for the Company's diagnostic products, the Company believes that it needs to increase monthly revenues from the sale of these products by from $250,000 to $300,000, depending on the mix of products sold, in order to operate at a break-even level. Based on anticipated margins for its new IV product, HealthWatch believes that if revenues from its existing diagnostic products continue at current levels, that the Company would be able to operate at a break-even level if it is able to achieve monthly revenues of approximately $230,000 (approximately 175 units) from the sale of the Pacer. Due to the significantly better margins anticipated for its IV products than for its diagnostic products, the Company's primary focus is on the development of its IV business. In January 1995, the Company sold its Telemed ECG software-based analysis program. The Company retained a license to use this program in its Cambridge products.

RESULTS OF OPERATIONS

     1995 COMPARED TO 1994. The following table compares the results of operations for fiscal 1995 and fiscal 1994 to present a comparative basis for the analysis of the differences in operating results for those periods.

                                                                          1995 vs 1994
                                        1995           1994            Increase (Decrease)

Product sales....................    $3,516,252     $4,070,146       ($553,894)     (13.6%)
Product cost of sales                 2,399,543      2,951,490        (551,947)     (18.7)
  Gross profit...................     1,116,709      1,118,656          (1,947)      (0.2)

Selling, general & administrative     2,105,148      2,513,458        (408,310)     (16.2)
Research & development...........       499,099        201,713         297,386      147.4
Depreciation & amortization             355,701        404,444         (48,743)     (12.1)
  Total operating costs &
        expenses.................     2,959,948      3,119,615        (159,667)      (5.1)
  Loss from continuing
        operations...............    (1,843,239)    (2,000,959)       (157,720)      (7.9)
Other income (expenses):
  Interest income................         4,546         14,084          (9,538)     (67.7)
  Interest expense...............       (76,943)       (88,976)        (12,033)     (13.5)
  Metamed Product
        Development..............            --       (775,580)       (775,580)       N/M
   Gain on sales of assets                   --         14,298         (14,298)       N/M
  Miscellaneous..................        85,182         (3,480)         88,662        N/M
     Total other income
        (expenses)...............        12,785       (839,654)       (852,439)       N/M
Loss before
  extraordinary item.............    (1,830,454)    (2,840,613)     (1,010,159)     (35.6)
Extraordinary item:
  Gain from reduction
   in debt obligation............        61,603         24,328          37,275      153.2
  Net loss.......................   ($1,768,851)   ($2,816,285)    ($1,047,434)     (37.2%)


     Revenues declined 13.6% during 1995 compared to 1994, primarily due to a decline in product sales. The Company believes that product sales continue to be depressed as a result of uncertainty in the medical community regarding the reimbursement effects of health-care reforms; consolidations of hospital and other health-care institutions resulting in fewer customers for the Company's diagnostic products and delays in making purchase commitments by institutions engaged in merger or consolidation discussions; and competitive pressure on product prices. In addition, the Company believes that its lack of adequate working capital has adversely affected its level of sales as the Company has not been able to adequately support selling efforts and enhancements to its existing products. While bookings of product orders increased during the first quarter of fiscal 1995, compared to the first quarter of fiscal 1994, bookings of new product orders declined in the second, third and fourth quarters of fiscal 1995, compared to the second, third and fourth quarters of fiscal 1994. At June 30, 1994, the backlog of booked but not shipped orders was $238,000 compared to $50,750 at June 30, 1995. During the second quarter of fiscal 1995, the Company implemented actions to improve its material procurement practices which resulted in the reduction in the backlog of booked but not shipped orders. Completion of the Company's first IV product has been delayed, most recently by the Company's decision to redesign the layout for this product in order to be able to use a different microprocessor chip that is more readily available to the Company. The decision to incorporate a different microprocessor chip was necessitated by the Company's inability to obtain the original microprocessor chip in accordance with previous commitments from the distributor for this chip and because the distributor was unwilling to provide adequate assurance regarding future deliveries of the chip. The Company expects to begin limited shipments of its new IV controller product in the second quarter of fiscal year 1996.

     Costs of products sold during fiscal 1995 were 18.7% lower than in fiscal 1994, due primarily to the lower levels of sales. Gross margins were 31.8% and 27.5% for fiscal 1995 and fiscal 1994, respectively. The higher gross margin for the 1995 period was primarily due to the lower cost of sales due to the sale of the Telemed ECG software and the Company's efforts to reduce its operating costs.

     Selling, general and administrative expenses as a percent of sales were 59.9% in fiscal 1995 compared to 61.8% in the prior year. This decrease was due primarily to costs incurred in fiscal 1994 in connection with the relocation of the Company's corporate offices to Vista, California. While the Company has made substantial reductions in the number of personnel in response to the lower sales level, it does not expect significantly lower selling, general and administrative expenses in fiscal 1996 due to planned expenditures associated with the introduction of the new IV product.

     Research and development expenses increased 147.4% in fiscal 1995 compared to fiscal 1994 as development efforts on the Company's IV controller increased.

     The decrease in the Company's other expense in fiscal 1995 compared to fiscal 1994 was a result primarily of the Company's acquisition on September 13, 1993, of Metamed, Inc. The $775,580 of excess purchase price over the fair market value of tangible assets and liabilities was charged to expense in the first quarter of fiscal 1994, as the development of Metamed products had not been completed at the time of the acquisition.

         1994 COMPARED TO 1993. The following table compares the results of operations for fiscal 1994 and fiscal 1993 to present a comparative basis for the analysis of the differences in operating results for those periods.

                                                                         1994 vs 1993
                                           1994           1993        Increase (Decrease)

Product sales ......................   $ 4,070,146    $ 6,094,862    ($2,024,716)  (33.2%)
Product cost of sales ..............     2,951,490      3,320,822       (369,332)  (11.1)
   Gross profit ....................     1,118,656      2,774,040     (1,655,384)  (59.7)

Selling, general &
   administrative ..................     2,513,458      3,573,115     (1,059,657)  (29.7)
Depreciation & amortization ........       404,444        490,145        (85,701)  (17.5)
Research & development .............       201,713        281,918        (80,205)  (28.4)
   Total operating costs &
    expenses .......................     3,119,615      4,345,178     (1,225,563)  (28.2)
   Loss from continuing
   operations ......................    (2,000,959)    (1,571,138)       429,821    27.4

Other income (expense):
   Metamed Product
   Development costs ...............      (775,580)             0       (775,580)   N/M
   Gain on sale of Investment.......        84,799              0         84,799    N/M

   Interest income .................        14,084         12,302          1,782    14.5
   Interest expense ................       (88,976)       (80,533)         8,443    10.5
   Miscellaneous ...................        (3,480)        13,467        (16,947) (125.8)
   Loss on disposal of fixed
   assets ..........................       (70,501)             0        (70,501)   N/M

     Total other income
     (expense) .....................      (839,654)       (54,764)      (784,890) (1433.2)

     Loss from continuing operations
     before discontinued operations
     and extra-ordinary item .......    (2,840,613)    (1,625,902)     1,214,711    74.7


Discontinued operations:
   Income from discontinued
   operations of medical
   services segment ................             0        186,797       (186,797) (100.0)

   Gain on sale of medical
   services segment ................             0        288,697       (288,697) (100.0)

     Loss before
     extra-ordinary Item ...........    (2,840,613)    (1,150,408)     1,690,205   146.9

Extraordinary item-gain from
   extinguishment of debt ..........        24,328        102,433        (78,105)  (76.2)


Net loss ...........................   ($2,816,285)   ($1,047,975)   $ 1,768,310   168.7%



     The decrease of $2,024,716 or 33.2% in product sales in 1994 compared to 1993 is primarily due, the Company believes, to the continued uncertainty in the medical community regarding the effects of the health care reform proposed by the Administration, particularly with respect to the Company's business, uncertainty with how the proposals may affect reimbursement for diagnostic procedures, as well as to generally lower sales due to personnel changes, reductions in list prices for many of the Company's products throughout fiscal 1994 and discontinuation of sales of licensed products produced by other companies. In December 1993, the Company hired a new Vice President of Sales and Marketing in an effort to improve sales of the Company's products and to better position the Company for the introduction of its first Metamed infusion therapy products. The Company believes that its sales for fiscal 1994 were adversely affected by uncertainties that existed within its sales and marketing group during the period from the time it determined to seek new leadership for this group until the new Vice President of sales and marketing was hired and began working for the Company. Bookings of new product orders increased by approximately 34 % during the six months ended June 30, 1994, compared to the first six months of the fiscal year. However, due to difficulties in raw materials procurement related to the Company's relocation during the first six months of the fiscal year, a significant number of booked orders were not shipped by the end of the fiscal period. As of June 30, 1994, the backlog of orders not shipped was $ 431,509 compared to $ 87,872 as of June 30, 1993.

     Cost of product sales, which resulted in a gross margin of 27.5% in fiscal 1994 (compared with 45.5% in 1993) declined $369,332 or 11.1% due to the reduction of manufacturing expenses to support the lower level of sales. The lower gross margins in the fiscal 1994 period were primarily due to the significantly lower sales revenues which were not sufficient to support certain relatively fixed costs, costs associated with amending various of the Company's manufacturing processes and documentation to better assure compliance with the "good manufacturing practices" of the U.S. Food and Drug Administration, and increased price competition which caused the Company to reduce the list prices for several of its products during fiscal 1994.

     Selling, general and administrative expenses decreased $1,059,657 or 29.7%, in fiscal 1994 compared to 1993, due primarily to lower head counts and reduction of certain administrative and selling expenses as a result of the lower level of sales and decreases in commission expenses also as a result of the lower level of sales.

     Depreciation and amortization decreased in fiscal 1994 by $85,701 or 17.5%, compared to 1993, primarily due to the retirement of property and equipment in connection with the sale in the third quarter of fiscal 1993 of the medical services segment of the Company's business and the completion in fiscal 1993 of amortization of certain intangibles relating to the Life Sciences acquisition.

     Research and development expenses decreased $80,205 or 28.4% in fiscal 1994 compared to 1993, as product developments were limited to design improvements to one product line and development of the IV controller.

     Other income (expense) includes expenses of $775,580 relating to the value of the intangible assets acquired in connection with the Metamed acquisition in the first quarter of fiscal 1994 which were expensed at the time of the acquisition, as the development of the products had not been completed at the time of the acquisition, a loss of $57,430 recognized in connection with the sale of a building which originally had been used in connection with the medical services business sold in 1989, a loss of $10,227 on sale of leasehold improvements in the Company's former Broomfield, Colorado facilities and income of $84,799 relating to the sale of common stock of Discovery Technologies, Inc. Interest income increased in fiscal 1994, compared to 1993, due to interest paid on the notes received as part of the purchase price for the medical services business sold during the third quarter of fiscal 1993. Interest expense increased in fiscal 1994, compared to 1993, due to interest paid on the Company's 10% Convertible Senior Debentures issued in the second quarter of fiscal 1993.

     The Company's net loss increased by $1,768,310 in fiscal 1994 compared to 1993 due primarily to the lower level of sales, lower gross margins and the $775,580 expense relating to the intangible assets acquired in connection with the Metamed acquisition as described above and direct (approximately $110,000) and indirect costs incurred in connection with the move of the Company's corporate offices from Broomfield, Colorado to Vista, California.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995, the Company had $1,028,937 of cash and accounts receivable. Due to the Company's operating losses during the past five years, it has been required to raise additional debt and equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. In August 1995, the Company completed the sale of 1,040,987 Units of its securities, at a purchase price of $1.00 per Unit. Each Unit consisted of four shares of Common Stock and two redeemable Common Stock Purchase Warrants. The sale of 548,847 of the Units had been completed at June 30, 1995 and is reflected in the financial statements for fiscal 1995. During August and September 1995, the Company also issued an aggregate of 684,711 shares of its Common Stock in payment of trade accounts payable of $321,814.

     The Company believes it needs to raise approximately $400,000 of additional working capital in addition to the proceeds raised in connection with the unit offering completed in August 1995, to sustain operations during the next twelve months. While not required to sustain operations, the Company believes it should raise an additional $400,000-$800,000 of such capital to better fund the sales and marketing expenses for the roll-out of the new IV product, to continue the development of additional IV products and for general working capital purposes during the next twelve months. In the event that the Company is unable to raise additional capital, it will be required to defer shipment of the initial IV products and/or to sell certain assets or enter into joint ventures with or grant licenses to other companies with respect to one or more of its products in order to sustain operations. There can be no assurance that the Company could, if it were required to do so to sustain operations, sell any such assets or enter into any such joint venture or grant any such license, if at all, on terms acceptable to the Company. If the Company is unable to obtain additional working capital, it will be necessary for the Company to attempt to further reduce operating expenses and/or curtail certain of its operations and product development activities.


ITEM 7. FINANCIAL STATEMENTS.

     The Financial Statements are attached at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.



                                    PART III


    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of HealthWatch are as follows:


                           Director
Name                         Since         Age     Positions With The Company

John D. Greenbaum         Sept. 1993 -     42      President and Chief Executive
                          Sept. 1995*              and Chief Financial Officer*

William B. Bevan              --           49      Vice President--Sales and
                                                   Marketing

Douglas C. Layman             --           45      Vice President--Engineering

Sanford L. Schwartz          1983          45      Chairman of the Board of
                                                   Directors

Kenneth A. Selzer, M.D.      1988          40      Director


* Mr. Greenbaum resigned as a director of the Company effective September 8, 1995 and as an officer of the Company effective September 30, 1995. Mr. Greenbaum has agreed to provide consulting services to the Company during October and November 1995. Lindley S. Branson, age 53, has been elected President and Chief Executive Officer of the Company effective October 1, 1995. Mr. Branson has been a partner with the Minneapolis, Minnesota law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A. for more than the last five years.

     John D. Greenbaum has been President and Chief Executive and Chief Financial Officers of the Company since September 1993 and provided management consulting services to the Company from July 1993 to September 1993. From April 1993 to September 1993, Mr. Greenbaum was Chief Executive Officer of Metamed, Inc., a development-stage company in the intravenous instrumentation business. From December 1991 to April 1993, he was Chief Executive Officer of Colorado MEDtech, Inc. (or one of its predecessor companies), a product development and medical products company. Prior to 1991, Mr. Greenbaum was employed for more than nine years by IVAC Corp., then a division of Eli Lilly & Company, a medical products company, where he served in various capacities, including Director of Product Development, Director of Manufacturing and Director of Quality Assurance and Regulatory Affairs.

     William B. Bevan. Mr. Bevan has been Vice President of Sales and Marketing of the Company since November 29, 1993. Mr. Bevan was Manager of Sales, Disctronics Medical Systems, a wholly-owned subsidiary of a Swiss-owned manufacturer of insulin delivery systems, from October 1992 to November 1993, Vice President of Sales for Kipp Group, a manufacturer of disposable components for medical products from September 1991 to October 1992 and Director of International Operations for IMED Corp., a manufacturer of infusion therapy devices and disposables from April 1988 to August 1991.

     Douglas C. Layman. Mr. Layman has been Vice President of Engineering of the Company since April 1995 and provided engineering consulting services to the Company from March 1995 to April 1995. From February 1982 to February 1995, Mr. Layman was a Technical Manager in Research and Development for IVAC Corp., a division of River Acquisitions (formerly a division of Eli Lilly & Company), a medical products company in the intravenous instrumentation business.

     Sanford L. Schwartz. Mr. Schwartz, Chairman of the Board of Directors of the Company, has been a consultant with Creative Business Strategies, Inc., a business/development consulting firm, since July 1992. He served as Chief Executive Officer of the Company from June 1983 to September 1993. Mr. Schwartz is a director of Renaissance Entertainment Corporation.

     Kenneth A. Selzer, M.D. Dr. Selzer is a physician with the U.C.S.D. Medical Center, La Jolla, California, which position he has held since June 1993. He was a resident in neurology at Vanderbilt University from January 1991 to May 1993 and has been a general partner of La Jolla Consulting Group, a consulting firm which specializes in biomedical products, biotechnology and health care services, since January 1989. From November 1985 to December 1988, Dr. Selzer was President of Integrated Healthcare Services, Inc., a company which provided administrative services to medical centers.

CERTAIN FILINGS

     On May 1, 1991, comprehensive new rules promulgated by the Securities and Exchange Commission relating to the reporting of securities transactions by directors and officers became effective. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended June 30, 1995, all required reports were timely filed, except that Annette Agner, Controller of the Company, was nine month's late in reporting a stock grant declared in December 1993 and Ms. Agner and William Bevan, Vice President Sales and Marketing, were two months late in filing reports regarding stock options granted in fiscal 1994.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth, on an accrual basis, the aggregate cash compensation paid by the Company and its subsidiaries during the three fiscal years ended June 30, 1995, to the Company's President and Chief Executive Officer, Chairman of the Board of Directors, Vice President of Sales and Marketing and Vice President of Operations (the only executive officers whose aggregate remuneration exceeded $100,000 in any of such years):


Name and Principal          Fiscal                                 Options          Restricted      All Other
Position                     Year     Salary           Bonus   (No. of Shares)     Stock Awards    Compensation

John D. Greenbaum,           1995    $101,207           --       27,500shs.(1)           --          $6,818
  President and Chief,       1994    $150,000           --       25,000shs.              --          $7,200
  Executive Officer          1993    $ 22,653           --        2,500shs.           1,250shs.        $600

William B. Bevan,            1995    $107,961 (2)       --      131,250shs.(1)           --              --
  Vice President,            1994    $ 57,404 (2)       --        6,250shs.              --              --
  Sales & Marketing          1993          --           --           --                  --              --

Sanford L. Schwartz,         1995    $ 33,250 (3)       --       77,250shs.(1)      250,000shs.(3)       --
  Chairman of the            1994    $ 25,000 (3)       --           --              15,000shs.          --
  Board of Directors         1993    $ 35,000 (3)       --           --                  --              --

Howard R. Everhart,          1995    $ 96,254           --           --                  --          $58,516 (4)
  Vice President             1994    $ 84,333           --       27,500shs.              --          $40,435 (4)
  of Operations              1993    $ 11,667           --           --                  --               --


(1) Includes for Messrs. Greenbaum, Bevan and Schwartz, 27,500, 31,250 and 27,250 shares, respectively, subject to previously granted options which were repriced during the fiscal year. See "Stock Options."

(2)  Includes sales commissions.

(3) Includes amounts paid to Creative Business Strategies, Inc. ("CBS"). Mr. Schwartz is an officer, director and principal shareholder of CBS. The fair market value as of the date of grants of the shares of Common Stock subject to the stock awards were $81,000 in 1995 and $26,250 in 1994.

(4) Includes license fees of $40,000 paid to Mr. Everhart during each of fiscal 1995 and 1994, pursuant to a license agreement whereby he licensed to the Company certain technology and related patent rights.

     During fiscal 1995, Kenneth A. Selzer, M.D., a director of the Company, received a stock award of 25,000 shares of Common Stock (fair market value at date of grant of $9,500) and was granted options for 75,000 shares of Common Stock in consideration for services rendered both as a director and as a consultant to the Company. Dr. Selzer's outstanding stock options were also repriced during the year. See "Stock Options."


STOCK OPTIONS

     The Company has the 1989 Incentive Stock Option Plan and the 1993 Stock Option Plan ("the 1989 and 1993 Plans") for its key employees directors and consultants to purchase shares of the Company's Common Stock. The 1989 and 1993 Plans provide that the purchase price of the shares covered by incentive stock options may not be less than the fair market value of the shares on the date the option was granted. Nonstatutory stock options granted can be granted at exercise prices of 85% or more of the fair market value of the Company's Common Stock on the date of grant. To date, all options granted under the 1989 and 1993 Plans have been at exercise prices equal to the fair market value of the Common Stock on the date the Company agreed to grant the options.

     The Company has, from time to time, also provided nonstatutory stock options outside of the Plans to directors, officers and consultants. These nonstatutory options generally have had a term of three to five years and have had exercise prices equal to the fair market value of the Company's Common Stock on the date the options were granted.

Directors' Report. On May 1, 1995, the Board of Directors unanimously approved repricing all outstanding stock options held by current employees and directors of the Company (a total of 157,189 shares), including 27,500, 27,250 and 36,750 shares subject to options held by John D. Greenbaum, Sanford L. Schwartz and Kenneth A. Selzer, M.D., respectively, all of whom were directors of the Company. Mr. Greenbaum was also President and Chief Executive Officer of the Company at the time of such action. It was the Board of Directors' opinion that the repricing of these options was appropriate in view of the Company's inability to provide adequate cash compensation, particularly to its officers and directors, due to the Company's lack of working capital. On May 1, 1995, John D. Greenbaum was being paid a salary of $4,167 per month, which represented a substantial reduction in the $12,500 per month salary he was to have been paid pursuant to his employment agreement with the Company, and the Company had an accrued obligation of $43,161 to Sanford L. Schwartz and an affiliated company which was then past due.

     The following table shows option grants during fiscal 1995 to the named executive officers of the Company.

       Name                 Options Granted    Percent of Total   Exercise   Expiration
                                               Options Granted     Price        Date

 John D. Greenbaum           2,500 shs. (1)          0.5%          $.42       5/24/98
                            25,000 shs. (1)          5.5%          $.42       9/13/98

 William B. Bevan            6,250 shs. (1)          1.4%          $.38      12/21/98
                            25,000 shs. (1)          5.5%          $.38      10/18/99
                           100,000 shs.             21.9%          $.38        5/1/00

 Sanford L. Schwartz        25,000 shs. (1)          5.5%          $.38       8/30/97
                             2,250 shs. (1)          0.5%          $.38       11/6/97
                            50,000 shs.             10.9%          $.38        5/1/00

 Howard R. Everhart             None                  --             --            --


(1)  Transaction reported is repricing of option on May 1, 1995.

     The following table shows the number of options exercised during fiscal 1995 and the 1995 fiscal year-end value of the options held at the end of the fiscal year by the named executive officer and by the groups indicated.

                                                                                      Value of Unexercised
                        Shares Acquired on    Number of Unexercised Options at        in-the-money Options
                             Exercise                   June 30, 1995                   at June 30, 1995
     Name                   of Options            Exercisable/Unexercisable         Exercisable/Unexercisable

John D. Greenbaum              None                  10,833/16,667 shs.                   $ -0-/$-0-
William B. Bevan               None                  2,083/129,167 shs.                   $ -0-/$-0-
Sanford L. Schwartz            None                  26,500/50,750 shs.                   $ -0-/$-0-
Howard R. Everhart             None                         None                              --


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of September 26, 1995, the shares of Common Stock and percentage of total shares owned by the shareholders known to beneficially own 5% of the Company's outstanding shares of Common Stock, each director of the Company and as to all officers and directors as a group. All persons indicated have (unless indicated to the contrary) sole or shared with spouse voting and dispositive power over such shares.


Name and Address of Beneficial Owner,              Amount
Name of Director, Identity of Group           Beneficially Owned     Percentage

Boulder Financial Group, LLC                      800,000 (1)           9.4%
595 Utica Venue
Boulder, CO  80304

Gus W. Boosalis                                   650,000 (1)           8.1%
5712 Dewey Hill Road
Edina, MN 55439

Lindley S. Branson Profit Sharing Trust           510,000 (1)           6.4%
33 South Sixth Street
Minneapolis, MN 55402

John D. Greenbaum                                 273,745 (1)           3.6%

Sanford L. Schwartz                               342,104 (1)(2)        4.4%

Kenneth A. Selzer, M.D.                            37,500 (1)           *

All Officers and Directors                        795,848 (1)(2)       10.3%
  as a Group (6 persons)


*        Less than one percent of shares outstanding.

(1) Includes for the following persons the number of shares set forth opposite their name which are issuable within 60 days of the date of this Prospectus upon exercise of outstanding stock purchase options or warrants or conversion of outstanding debentures or Preferred Stock: Boulder Financial Group, LLC--800,000 shares; Boosalis--350,000 shares; Branson Trust--280,000 shares; Greenbaum--27,500 shares; Schwartz--34,750 shares; Selzer--12,500 shares; DSN Enterprises Ltd.--350,000 shares; Write On Communications, Inc.--350,000 shares; Profinca Holdings S.A.--200,000 shares; Springhill Holdings Limited--200,000 shares; Investor Resource Services, Inc.--250,000 shares; SMI Capital Corp.--250,000 shares; Chambers--114,000 shares; Duckman Trust--100,000 shares; Milliken Trusts--62,500 shares each; and all officers and directors as a group--87,249 shares.

(2) Includes 250,000 shares owned by Creative Business Strategies, Inc., a company with which Mr. Schwartz is affiliated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal years 1995 and 1994, the Company paid certain directors or affiliated companies fees for services rendered. For information regarding amounts paid in fiscal 1995 to such persons, see Item 10. In fiscal 1994, no such director and/or affiliated company received fees aggregating $60,000 or more except for Creative Business Strategies, Inc., a company owned by Sanford
L. Schwartz, Chairman of the Board of Directors, and Allen R. Goldstone, a former officer/director of the Company, which company was paid on an accrual basis approximately $62,000 for services rendered during fiscal 1994. In addition, Messrs. Schwartz and Goldstone received stock grants which, on the date of grant, had a fair market value of approximately $25,000 each.

     During September 1993, the Company completed the acquisition of Metamed, Inc. Howard R. Everhart, a former officer and director of the Company, and John
D. Greenbaum, President of the Company, were officers and directors and the principal stockholders of Metamed and received 255,003 and 243,744 shares, respectively, of the Company's Common Stock in connection with such acquisition. Messrs. Everhart and Greenbaum were elected officers and directors of the Company upon completion of the acquisition. HealthWatch learned of Metamed in connection with the Company's retention of Mr. Greenbaum in 1993 to review and provide recommendations on improving its operating procedures and personnel. Mr. Greenbaum had had no prior relationship with the Company or any of its officers or directors. In accordance with a license agreement amended at the time that HealthWatch acquired Metamed, Inc., Mr. Everhart is to be paid license fees of a minimum of $40,000 per year for six years commencing with regulatory approval for the first licensed product (April 7, 1994). Maximum fees to be paid pursuant to the agreement are $100,000 in the first year (actual amount paid was $40,000), $450,000 in the second and third years, $325,000 in the fourth year, $150,000 in the fifth year and $40,000 in the sixth year.

     It is HealthWatch's policy that any transaction involving the Company and an affiliated party be ratified by a majority of independent outside members of the Company's Board of Directors who do not have an interest in the transaction and that any such transaction be on terms no less favorable to the Company or its affiliates than those that are generally available from an unaffiliated party. Based on the amounts actually paid by affiliated parties for services rendered by the Company (or affiliated companies) or paid by the Company (or affiliated companies) for services rendered by affiliated persons, the Company's Board of Directors believes that each of the foregoing transactions were on as favorable terms to the Company (or affiliated companies) as could have been obtained from unaffiliated persons.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

     (a)  Listing of Exhibits:

          3.1    Articles of Incorporation, as amended, of the Company (1).

          3.2    Bylaws, as amended, of the Company (2).

          4.1    Specimen form of the Company's Common Stock certificate (2).

          4.2    HealthWatch, Inc. Stock Option Plan of 1989 (3).

          4.3    Form of Incentive Stock Option Agreement (3).

          4.4    Form of Nonstatutory Stock Option Agreement (3).

          4.5    HealthWatch, Inc. Stock Option Plan of 1993 (4).

          4.7 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate)
                 (5).

          4.8 Subscription and Investment Representation Agreement between SMI Capital Corp. and the Company (4).

          4.9 Subscription and Investment Representation Agreement between Investor Resource Services, Inc. and the Company (4).

          4.10 Warrant Agreement dated May 19, 1995 between the Company and Corporate Stock Transfer, Inc. (6)

          4.11 Warrant Agreement dated November 30, 1994 between the Company and investor (6).

          4.12   Form of Warrant Certificate -- see Exhibit A to Exhibit 4.10.

          4.13   Form of Loan and Standby Purchase Agreement (6).

          4.14 Exchange Agreement for Preferred Stock and Stock Purchase Warrant (6).

          10.1 Lease Agreement dated November 19, 1993, between Steven P. Cade and Wyeth W. Cade and the Company (5).

          10.2 Agreement and Plan of Merger dated July 27, 1993 by and among the Company, HealthWatch Technologies, Inc., Metamed, Inc., John D. Greenbaum and Howard R. Everhart (7).

          10.3 Employment Agreement dated September 13, 1993 between the Company and John D. Greenbaum (5).

          10.14 License Agreement dated February 27, 1992, as amended September 13, 1993, between Howard R. Everhart and Metamed, Inc. (5).

          10.3 Second Amendment to License Agreement dated May 9, 1995 between Howard R. Everhart and HealthWatch Technologies, Inc. (6)

          10.6 Consultancy Agreement dated May 1, 1995 between HealthWatch, Inc. and Boulder Financial Group (6).

          10.7 Agreement dated July 27, 1995 by and between HealthWatch, Inc. and D.S.N. Enterprises Ltd. (8)

          11     Computation of Earnings Per Share (8).

          21     Subsidiaries of the Company (5).

          23.1 Consent of Silverman Olson Thorvilson & Kaufmann, Ltd. -- filed herewith.

          27.1   Financial Data Schedule (8).


(1) Incorporated herein by reference to Registration Statement, Form 10-K for the year ended June 30, 1994 (File No. 0-11476).

(2) Incorporated herein by reference to Registration Statement, Form S-18 (File No. 2-85688D).

(3) Incorporated herein by reference to Registration Statement, Form S-2 (File No. 33-42831).

(4) Incorporated herein by reference to Registration Statement, Form 10-KSB, for the year ended June 30, 1994 (File No. 0-11476).

(5) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 33-73462).

(6) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 33-88126).

(7) Incorporated herein by reference to Current Report, Form 8-K dated September 13, 1993 (File No. 0-11476).

(8) Incorporated herein by reference to Registration Statement, Form SB-2, (File No. 33-62403).

(b) During the quarter ended June 30, 1995, Registrant filed a report on Form 8-K dated June 29, 1995, Item 5 - Other Events.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHWATCH, INC.

Date:  September 27, 1995                 By /s/John D. Greenbaum
                                             John D. Greenbaum, (President and
                                             Chief Executive Officer)

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/  John D. Greenbaum                                  September 27, 1995
           John D. Greenbaum, (Chief Executive and Chief
           Financial Officers)

      /s/  Annette D. Agner                                   September 27, 1995
           Annette D. Agner (Chief Accounting Officer)

      /s/  Sanford L. Schwartz                                September 27, 1995
           Sanford L. Schwartz (Director)

      /s/  Kenneth A. Selzer, M.D.                            September 27, 1995
           Kenneth A. Selzer, M.D. (Director)



                               HEALTHWATCH, INC.

                          INDEX TO EXHIBITS FILED WITH
                       FORM 10-KSB FOR FISCAL YEAR ENDED
                                 JUNE 30, 1995



  EXHIBIT                                                                                          PAGE
  NUMBER                  DESCRIPTION OF EXHIBIT                                                  NUMBER

    3.1      Articles of Incorporation, as amended, of the Company (1).                             --

    3.2      Bylaws, as amended, of the Company (2).                                                --

    4.1      Specimen form of the Company's Common Stock certificate (2).                           --

    4.2      HealthWatch, Inc. Stock Option Plan of 1989 (3).                                       --

    4.3      Form of Incentive Stock Option Agreement (3).                                          --

    4.4      Form of Nonstatutory Stock Option Agreement (3).                                       --

    4.5      HealthWatch, Inc. Stock Option Plan of 1993 (4).                                       --

    4.7      Subscription and Purchase Agreement dated as of the 14th day of August                 --
             1992 between the Company and the Purchasers of the Company's 10%
             convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (5).

    4.8      Subscription and Investment Representation Agreement between SMI                       --
             Capital Corp. and the Company (4).

    4.9      Subscription and Investment Representation Agreement between Investor                  --
             Resource Services, Inc. and the Company (4).

   4.10      Warrant Agreement dated May 19, 1995 between the Company and Corporate                 --
             Stock Transfer, Inc. (6)

   4.11      Warrant Agreement dated November 30, 1994 between the Company and                      --
             investor (6).

   4.12      Form of Warrant Certificate -- see Exhibit A to Exhibit 4.10.                          --

   4.13      Form of Loan and Standby Purchase Agreement (6).                                       --

   4.14      Exchange Agreement for Preferred Stock and Stock Purchase Warrant (6).                 --

   10.1      Lease Agreement dated November 19, 1993, between Steven P. Cade and                    --
             Wyeth W. Cade and the Company (5).

   10.2      Agreement and Plan of Merger dated July 27, 1993 by and among the                      --
             Company, HealthWatch Technologies, Inc., Metamed, Inc., John D.
             Greenbaum and Howard R. Everhart (7).

   10.3      Employment Agreement dated September 13, 1993 between the Company and                  --
             John D. Greenbaum (5).

   10.14     License Agreement dated February 27, 1992, as amended September 13,                    --
             1993, between Howard R. Everhart and Metamed, Inc. (5).

   10.3      Second Amendment to License Agreement dated May 9, 1995 between Howard                 --
             R. Everhart and HealthWatch Technologies, Inc. (6)

   10.6      Consultancy Agreement dated May 1, 1995 between HealthWatch, Inc. and                  --
             Boulder Financial Group (6).

   10.7      Agreement dated July 27, 1995 by and between HealthWatch, Inc. and                     --
             D.S.N. Enterprises Ltd. (8)

    11       Computation of Earnings Per Share (8).                                                 --

    21       Subsidiaries of the Company (5).                                                       --

   23.1 Consent of Silverman Olson Thorvilson & Kaufmann, Ltd. -- filed herewith.

   27.1      Financial Data Schedule (8).                                                           --


(1) Incorporated herein by reference to Registration Statement, Form 10-K for the year ended June 30, 1994 (File

(2) Incorporated herein by reference to Registration Statement, Form S-18 (File No. 2-85688D).

(3) Incorporated herein by reference to Registration Statement, Form S-2 (File No. 33-42831).

(4) Incorporated herein by reference to Registration Statement, Form 10-KSB, for the year ended June 30, 1994 (File No. 0-11476).

(5) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 33-73462).

(6) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 33-88126).

(7) Incorporated herein by reference to Current Report, Form 8-K dated September 13, 1993 (File No. 0-11476).

(8) Incorporated herein by reference to Registration Statement, Form SB-2, (File No. 33-62403).

(b) During the quarter ended June 30, 1995, Registrant filed a report on Form 8-K dated June 29, 1995, Item 5 - Other Events.



                               HEALTHWATCH, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED
                             JUNE 30, 1995 AND 1994


                               HEALTHWATCH, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994




Independent Auditors' Report                                          F-2


Consolidated Balance Sheet                                            F-3


Consolidated Statement of Operations                                  F-4


Consolidated Statement of Shareholders' Equity                        F-5


Consolidated Statement of Cash Flows                               F-6 - F-7


Notes to Consolidated Financial Statements                         F-8 - F-20





                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
HealthWatch, Inc.
Vista, California

We have audited the accompanying consolidated balance sheet of HealthWatch, Inc. and its subsidiaries, as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthWatch, Inc. and its subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



SILVERMAN OLSON THORVILSON & KAUFMANN LTD
CERTIFIED PUBLIC ACCOUNTANTS
Minneapolis, Minnesota

August 18, 1995



                               HEALTHWATCH, INC.

                           CONSOLIDATED BALANCE SHEET

                             JUNE 30, 1995 AND 1994


        ASSETS                                                    1995            1994

Current assets:
    Cash                                                     $    742,981    $     49,934
    Accounts receivable, net of allowance for doubtful
        accounts of $29,487 and $95,143, respectively             285,956         753,065
    Inventory (Note 3)                                            927,201       1,206,309
    Current portion of note receivable (Note 4)                      --           114,189
    Subscriptions receivable (Note 13)                               --           225,000
    Other current assets                                          104,587         156,289
               Total current assets                             2,060,725       2,504,786

Note receivable (Note 4)                                             --             9,935
Property and equipment, net (Note 5)                              138,769         234,623
Intangible assets, net (Note 6)                                 1,416,072       1,673,270
Other assets                                                      138,553         123,807

               Total assets                                  $  3,754,119    $  4,546,421

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $    481,438    $    699,060
    Accrued compensation and payroll taxes                        214,978         255,395
    Other accrued liabilities - related parties                   149,399         76,974
    Other accrued liabilities - unrelated parties                 348,815         391,100
    Note payable - related party (Note 8)                         160,000          10,000
    Notes payable - unrelated parties (Note 9)                    125,000            --
    Deferred revenue                                              177,506         173,309
    Current portion of long-term debt (Note 10)                     3,948           7,399
               Total current liabilities                        1,661,084       1,613,237

Long-term debt (Note 10)                                             --             4,404
Debentures payable - related parties (Note 11)                     40,000          85,000
Debentures payable - unrelated parties (Note 11)                  540,000         510,000
               Total liabilities                                2,241,084       2,212,641

Contingencies and commitments (Note 12)                              --              --

Shareholders' equity:
    Cumulative preferred stock, $.01 par value; 10,000,000
        shares authorized, no shares issued (Note 12)                --              --
    Common stock, $.01 par value; 100,000,000
        shares authorized, 5,040,423 and 2,602,535
        issued and outstanding, respectively                   11,492,407      10,726,912
    Accumulated deficit                                        (9,942,423)     (8,128,572)
    Equity adjustment from foreign currency translation           (36,949)        (39,560)
    Stock subscriptions receivable (Note 13)                         --          (225,000)
               Total shareholders' equity                       1,513,035       2,333,780

               Total liabilities and shareholders' equity    $  3,754,119    $  4,546,421


                  The accompanying notes are an integral part
                   of the consolidated financial statements.



                               HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994


                                                                   1995             1994

Product sales                                                 $  3,516,252    $  4,070,146
Product cost of sales                                            2,399,543       2,951,490

        Gross profit                                             1,116,709       1,118,656

Operating costs and expenses:
    Selling, general and administrative - related parties          149,100          94,586
    Selling, general and administrative - unrelated parties      1,956,048       2,418,872
    Depreciation and amortization                                  355,701         404,444
    Research and development - related parties                      54,047            --
    Research and development - unrelated parties                   445,052         201,713

        Total operating costs and expenses                       2,959,948       3,119,615

           Loss from continuing operations                      (1,843,239)     (2,000,959)

Other income (expense):
    Interest income                                                  4,546          14,084
    Interest expense - unrelated parties                           (72,395)        (80,476)
    Interest expense - related parties                              (4,548)         (8,500)
    Miscellaneous                                                   85,182          (3,480)
    Metamed product development costs (Note 19)                       --          (775,580)
    Gain on sale of investment (Note 7)                               --            84,799
    Loss on disposal of fixed assets                                  --           (70,501)

           Total other income (expense)                             12,785        (839,654)

           Loss from continuing operations before
               extraordinary item                               (1,830,454)     (2,840,613)

Extraordinary item - gain from
    extinguishment of debt (Note 17)                                61,603          24,328

           Net loss                                           $ (1,768,851)   $ (2,816,285)

Income (loss) per share of common stock:
        Continuing operations                                 $       (.65)   $      (1.48)
        Extraordinary item                                             .02             .01

Net loss per share                                            $       (.63)   $      (1.47)

Weighted average number of shares outstanding                    2,816,173       1,912,915



                  The accompanying notes are an integral part
                   of the consolidated financial statements.



                               HEALTHWATCH, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994


                                                     COMMON STOCK            ACCUMULATED        EQUITY
                                                  SHARES        AMOUNT         DEFICIT        ADJUSTMENT

Balances at June 30, 1993                        1,214,026   $  8,729,566   $ (5,312,287)   $    (14,640)
Common stock issued for Metamed acquisition        625,000        700,000           --              --
Common stock issued in private placement           300,000        519,364           --              --
Common stock issued for stock
    subscriptions (Note 13)                        300,000        450,000           --              --
Common stock issued for
    conversion of debentures                        77,500        132,718           --              --
Common stock warrants exercised                     18,750         34,628           --              --
Common stock warrants issued                          --           30,000           --              --
Common stock options exercised                      20,187         45,855           --              --
Common stock issued for services                    47,072         84,781           --              --
Equity adjustment from foreign
    currency translation                              --             --             --           (24,920)
Net loss                                              --             --       (2,816,285)           --
Balances at June 30, 1994                        2,602,535     10,726,912     (8,128,572)        (39,560)

Receipt of subscription (Note 13)                     --             --             --              --
Common stock issued in public
    offering (Note 14)                           2,195,388        409,604           --              --
Common stock issued for services                   205,000        296,850           --              --
Common stock issued in private placement            30,000         45,000           --              --
Common stock issued for conversion
    of debentures (Note 11)                          7,500         14,041           --              --
Contractual dividend (Note 12)                        --             --          (45,000)           --
Equity adjustment from foreign
    currency translation                              --             --             --             2,611
Net loss                                              --             --       (1,768,851)           --

Balances at June 30, 1995                        5,040,423   $ 11,492,407   $ (9,942,423)   $    (36,949)




(table continued)
                                               SUBSCRIPTION  SHAREHOLDERS'
                                                RECEIVABLE      EQUITY

Balances at June 30, 1993                             --     $  3,402,639
Common stock issued for Metamed acquisition           --          700,000
Common stock issued in private placement              --          519,364
Common stock issued for stock
    subscriptions (Note 13)                       (225,000)       225,000
Common stock issued for
    conversion of debentures                          --          132,718
Common stock warrants exercised                       --           34,628
Common stock warrants issued                          --           30,000
Common stock options exercised                        --           45,855
Common stock issued for services                      --           84,781
Equity adjustment from foreign
    currency translation                              --          (24,920)
Net loss                                              --       (2,816,285)
Balances at June 30, 1994                         (225,000)     2,333,780

Receipt of subscription (Note 13)                  225,000        225,000
Common stock issued in public
    offering (Note 14)                                --          409,604
Common stock issued for services                      --          296,850
Common stock issued in private placement              --           45,000
Common stock issued for conversion
    of debentures (Note 11)                           --           14,041
Contractual dividend (Note 12)                        --          (45,000)
Equity adjustment from foreign
    currency translation                              --            2,611
Net loss                                              --       (1,768,851)

Balances at June 30, 1995                             --     $  1,513,035


                  The accompanying notes are an integral part
                     of the combined financial statements.



                               HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994


                                                                     1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $(1,768,851)   $(2,816,285)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                             355,701        404,444
           Stock issued as payment of expenses                       296,850         14,781
           Extraordinary gain on extinguishment of debt              (61,603)       (24,328)
           Discount on note receivable                                13,639           --
           Metamed product development costs                            --          775,580
           Loss on sale of property and equipment                       --           70,501
        (Increase) decrease in assets:
           Accounts receivable                                       467,109        226,170
           Inventory                                                 279,108        458,135
           Other current assets                                       51,702         45,820
           Other assets                                              (15,705)       (57,592)
        Increase (decrease) in liabilities:
           Accounts payable                                         (156,019)       174,379
           Accrued liabilities - related parties                      72,425         44,701
           Accrued liabilities - unrelated parties                  (127,702)       124,611
           Deferred revenue                                            4,197        (50,137)

               Net cash used in operating activities                (589,149)      (609,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property & equipment                                  (2,649)       (66,670)
    Proceeds from sale of property and equipment                        --          106,656
    Payments received on note receivable                             110,485         89,956

               Net cash provided by investing activities             107,836        129,942

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                       454,604        617,975
    Proceeds from subscriptions receivable                           450,000           --
    Proceeds from issuance of note payable - related party           150,000         10,000
    Proceeds from issuance of note payable - unrelated parties       125,000           --
    Repayment of long-term debt                                       (7,855)      (119,316)

               Net cash provided by financing activities           1,171,749        508,659

Effect of exchange rate changes on cash                                2,611        (24,920)

Increase in cash                                                     693,047          4,461

Cash - beginning of year                                              49,934         45,473

Cash - end of year                                               $   742,981    $    49,934


                  The accompanying notes are an integral part
                   of the consolidated financial statements.



                               HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONTINUED)

                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                     1995           1994

    Cash paid during the year for interest                       $    75,724    $    90,912

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended June 30, 1995:

     The Company forgave $13,639 of a note receivable in exchange for the repayment of the note before maturity.

     The Company had $61,603 of accounts payable forgiven (Note 17), resulting in an extraordinary gain.

     Debenture holders converted $15,000 of debentures to 7,500 shares of common stock valued at $14,041, net of $959 of debenture issuance costs written-off.

     The Company issued 205,000 shares of common stock valued at $296,850 in exchange for services.

     The Company declared a contractual dividend of $45,000 (Note 12).

During the year ended June 30, 1994:

     In connection with the acquisition of Metamed, Inc., the Company acquired
     $9,819 of property and equipment, $3,406 of other assets net of $33,081 of accounts payable for 625,000 shares of common stock valued at $700,000.
     Along with $11,426 of prepaid merger costs and $44,298 of accrued professional fees incurred, the $775,580 excess purchase price was charged to expense as incomplete development costs.

     The Company entered into agreements to issue 300,000 shares of common stock in exchange for a subscriptions receivable of $450,000.

     Debenture holders converted $155,000 of debentures to 77,500 shares of common stock valued at $132,718, net of $10,410 of debenture issuance costs written-off and $11,872 of registration fees paid.

     The Company issued 47,072 shares of common stock valued at $84,781 in exchange for services.

     The Company had $24,328 of accounts payable forgiven (Note 17), resulting in an extraordinary gain.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.



                               HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994



NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Organization:

               HealthWatch, Inc. (HealthWatch or the Company) manufactures and distributes medical products to hospitals and medical clinics worldwide. The Company grants credit to its customers in the normal course of business.

          Principles of Consolidation:

               The consolidated financial statements include the accounts of HealthWatch and HealthWatch Technologies, Inc., a wholly-owned subsidiary of the Company, and its wholly-owned subsidiaries Life Sciences, Inc. and Cambridge Medical Equipment Limited.

          Inventory:

               Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market.

          Property and Equipment:

               Property and equipment is stated at cost. Depreciation is computed using straight-line methods and is expensed based upon the estimated useful lives of the assets.

               Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

          Intangible Assets:

               Intangible assets have been accounted for under the provisions of Accounting Principles Board Opinion No. 17 "Intangible Assets".

               The Company has not adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) in fiscal 1995. SFAS 121 is effective for years beginning after December 15, 1995 and requires the Company to review long lived assets and certain identifiable intangibles for impairment, by estimating the future cash flows expected to result from the use and disposal of the asset in comparison with the carrying value of the asset. The Company has not determined what effect, if any, early adoption of SFAS 121 would have on the 1995 financial statements.

          Deferred Revenue:

               Deferred revenue represents amounts received on service contracts but not yet earned. Revenue is recognized on a straight-line basis over the life of the contract.

          Equity Adjustment From Foreign Currency Translation:

               The equity adjustment from foreign currency translation arises upon translating the Cambridge Medical Equipment Limited activity to U.S. dollars from British pounds.

          Revenue Recognition:

               The Company recognizes revenue from product sales at the time ownership transfers to the customer, principally, at shipment.

          Income Taxes:

               Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if any. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          Income (Loss) Per Share of Common Stock:

               Income (loss) per share is calculated based on the weighted average number of shares actually outstanding as the effect of including the common stock equivalents would be anti-dilutive.

          Concentrations of Credit:

               Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Accounts receivable arise from the sale of medical products to hospitals and medical clinics worldwide. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers. The Company's credit losses are subject to general economic conditions of the medical industry.

          Reclassifications:

               Certain reclassifications have been made in the 1994 financial statements in order to conform with 1995 financial statement presentation. These reclassifications have no effect on accumulated deficit or net loss, as originally reported.

NOTE 2:   MANAGEMENT'S OPERATING PLANS

          As a result of recurring losses and negative cash flow from operations, management has reviewed their operational and financial plans relative to their ability to continue in existence.

          Management's plans in this regard, include the completion of development of their new proprietary and patented product to be used in the intravenous ("IV") drug infusion industry. Their new IV product, the "Pacer", has received FDA approval and is currently in its final phase of testing. Currently, management is anticipating Pacer's market release during the second quarter of fiscal 1996 and believes the product's profitability will contribute greatly toward the future operations of the Company.

          In the event that this new product is not commercially successful, management plans to trim general and administrative expenses, liquidate any excess inventory, and sell or discontinue any non-performing operating lines in order to focus full attention and all resources in their remaining products.

NOTE 3:   INVENTORY

          Inventory consisted of the following at June 30:

                                                     1995               1994
          Raw materials                           $ 655,960         $  929,634
          Work in process                           135,235            204,296
          Finished goods                            136,006             72,379

                Total inventory                   $ 927,201         $1,206,309

NOTE 4:   NOTE RECEIVABLE

          The Company had a note receivable resulting from the 1993 sale of its medical billing and collections services segment. During 1995, the note was repaid in exchange for the Company's forgiveness of $13,639 of the remaining note balance.

NOTE 5:   PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at June 30:

                                                                       Estimated
                                                                        Useful
                                                                         Life
                                                1995          1994     In Years

          Furniture and equipment            $  846,771   $  844,122        5
          Leasehold improvements                 29,197       29,197      5-6
           Total property and equipment         875,968      873,319
          Less accumulated depreciation        (737,199)    (638,696)

                Property and equipment, net  $  138,769   $  234,623

          Depreciation expense was $98,503 and $132,746 for 1995 and 1994, respectively.


NOTE 6:   INTANGIBLE ASSETS

          Intangible assets arose in the acquisition of Life Sciences and consisted of the following at June 30:

                                                                      Estimated
                                                                     Useful Life
                                              1995          1994      In Years
          Technology                       $1,594,838    $1,594,838      10
          Drawings & documentation            347,149       347,149      10
          Life Sciences name                  300,000       300,000      10
          Applications                        250,000       250,000      10
          Customer base                       225,000       225,000      10
                                            2,716,987     2,716,987
          Less accumulated amortization    (1,300,915)   (1,043,717)

               Intangible assets, net      $1,416,072    $1,673,270

          Amortization expense was $257,198 and $271,698 for 1995 and 1994, respectively.

NOTE 7:   INVESTMENT IN DISCOVERY TECHNOLOGIES, INC.

          During 1994, the Company sold its remaining 61,189 shares of Discovery Technologies, Inc. common stock to an outside investor. These shares were sold for $84,799 and the cancellation of certain indebtedness owed to the Company which had been written off by the Company as uncollectible in 1992.

NOTE 8:   NOTE PAYABLE - RELATED PARTY

          Note payable - related party consisted of the following at June 30:

                                                            1995         1994
          Note payable to an entity owned by a
          shareholder/director of the Company.
          The note bears interest at 10%, is
          unsecured and due on demand.  This note
          was repaid in July, 1995.                      $  160,000    $      -

          Note payable to shareholder/officer of the
          Company. The note bears interest at 8%, is
          unsecured and due on demand. This note was
          repaid during fiscal 1995.                              -      10,000

            Note payable - related party                 $  160,000  $   10,000


NOTE 9:   NOTES PAYABLE - UNRELATED PARTIES

          Notes payable - unrelated parties consist of short-term loans bearing interest at 10%, payable at the earlier of October 7, 1995, or when the Company's gross proceeds from the sale of equity securities achieves $500,000 (Note 14). The notes are secured by substantially all corporate assets and were repaid in August 1995.

          In connection with these notes and certain other commitments provided by the noteholders, the Company issued to the note holders warrants to purchase up to 1,000,000 shares of the Company's common stock at $.25 per share (Note 12). The warrants expire in April 1997 and are redeemable by the Company after April 1, 1996 for $.05 per share.

NOTE 10:  LONG-TERM DEBT

          Long-term debt consisted of the following at June 30:

                                                               1995       1994
          Note payable - secured by computer and
          software with interest at 15.2%.  The note
          matures May 1996.                                  $ 3,948    $ 7,908

          Note payable - secured by telephone system with
          interest at 10.5%.  The note was repaid in 1995.         -      3,895
                                                               3,948     11,803
          Less current portion                                (3,948)    (7,399)

             Long-term debt                                  $     -    $ 4,404

NOTE 11:  DEBENTURES PAYABLE

          Debentures payable accrue interest at an annual rate of 10%, payable quarterly. The debentures mature September 1997 and are secured by substantially all corporate assets. The debentures can be converted into common stock at any time prior to maturity at an initial conversion rate of one share of common stock for every $2.00 of debentures converted.

          During 1995, debentures aggregating $15,000 were converted to 7,500 shares of the Company's common stock, resulting in an increase in equity of $14,041, net of $959 of debenture issuance costs written-off. Additionally in 1995, as the result of changes in board membership, $35,000 of the June 30, 1994 debentures payable - related parties has been reclassified as debentures payable - unrelated parties at June 30, 1995.

          During 1994, debentures aggregating $155,000 were converted to 77,500 shares of the Company's common stock, resulting in an increase in equity of $132,718, net of $10,410 of debenture issuance costs written-off and $11,872 of registration fees paid.

          Debentures payable to related parties consist of debentures issued to directors, officers and shareholders of HealthWatch.

NOTE 12:  CONTINGENCIES AND COMMITMENTS

          Convertible/Redeemable Preferred Stock:

               In May 1995 as settlement of a dispute with certain common stockholders, the Company contractually committed to convert 400,000 shares of the Company's common stock into 400,000 shares of the Company's Series A 10% - cumulative preferred stock. These stockholders are entitled to cumulative dividends accruing from October 1994 aggregating $45,000, which are included in accrued liabilities - unrelated parties at June 30, 1995.

               The preferred stock will initially be convertible into shares of common stock at a conversion price of $1.50. If the Company does not redeem the preferred stock, one-half of the preferred stock becomes convertible at a reduced conversion price on March 12, 1995 and the balance becomes convertible at a reduced conversion price on August 12, 1996. In both cases, the reduced conversion price is the lesser of $1.00 per share or 50% of the market value for the common stock, provided that the conversion price shall not be less than $.25 per share or, if less, the lowest price at which HealthWatch has sold its common stock prior to the conversion.

               As of June 30, 1995, the preferred stock had been authorized but not issued. As a result, at June 30, 1995, the 400,000 shares of common stock to be converted are reflected as common stock outstanding in the 1995 financial statements.

          Stock Options:

               At June 30, 1995, an aggregate of 350,000 shares of common stock were reserved for issuance under the Company's 1983 Incentive Stock Option Plan and 1989 and 1994 Stock Option Plans. Pursuant to the plans, the Board of Directors may grant options to key individuals at their discretion. Option prices under the Incentive Stock Option Plan may not be less than the fair market value on the date the option is granted, whereas, non-statutory stock option prices may not be less than 85% of the fair market value on the date the option is granted.

               As of June 30, 1995, the Company had qualified and nonqualified options outstanding as follows:

                   Common Shares           Exercise             Expiration
                   Under Option         Price Per Share            Date

                       7,500                $  9.76            December 1996
                         125                $  6.50            April 1997
                      43,814                $  0.38            August 1997
                      35,875                $  2.25            August 1997
                      11,750                $  3.25            November 1997
                       5,750                $  0.38            November 1997
                         750                $  2.25            November 1997
                       1,250                $  2.25            December 1997
                       2,500                $  0.42            May 1998
                      25,000                $  0.42            September 1998
                       1,250                $  0.38            September 1998
                      21,250                $  0.38            December 1998
                       6,250                $  2.76            December 1998
                      25,000                $  0.38            December 1999
                      25,000                $  1.06            January 2000
                      25,000                $  0.38            January 2000
                     300,000                $  0.38            May 2000

                     538,064

               Various officers and directors have been granted a total of 398,500 options under the Company's Stock Option Plans (Note 15) which are included in the above table.

               Options to purchase a total of 538,064 common shares were outstanding, of which 119,067 are exercisable at June 30, 1995.

          Stock Warrants:

               At June 30, 1995, the Company had warrants outstanding as follows:

                 Common Shares              Exercise            Expiration
                 Under Warrant           Price Per Share           Date
                     180,000                $  0.25            December 1995
                   1,097,694                $  0.75            December 1996
                     100,000                $  0.42            December 1996
                   1,000,000                $  0.25            April 1997
                      93,750                $  2.00            August 1997
                     400,000                $  0.30            May 2000
                     400,000                $  0.30            June 2000

                   3,271,444

               The following warrants have redemption rights:

               Warrants that represent the right to acquire 1,097,694 shares at $.75 per share are redeemable by the Company after November 15, 1995, warrants that represent the right to acquire 100,000 shares at $.42 per share are redeemable by the Company after April 1, 1996 for $.05 per share, and warrants that represent the right to acquire 1,000,000 shares at $.25 per share are redeemable by the Company after April 1, 1996 for $.05 per share.

          Operating Leases:

               The Company leases its corporate offices and manufacturing facilities under non-cancellable operating leases.

               Future minimum lease payments are as follows for the years ended June 30:

                        1996                           $  172,800
                        1997                              172,800
                        1998                              172,800
                        1999                              158,400

                                                       $  676,800

               Rent expense for 1995 and 1994 was $204,523 and $229,990,
               respectively.

          Warranty Reserve:

               The Company sells the majority of its products with repair or replacement warranties. The Company has established an accrued warranty reserve of $19,327 and $60,006, at June 30, 1995 and 1994, respectively, for estimated future warranty claims. These amounts are included in other accrued liabilities - unrelated parties.

          Litigation:

               During 1994, the landlord of the Company's former corporate offices filed a claim against the Company. The claim alleged that the Company was in breach of its lease and sought damages aggregating approximately $200,000.

               During 1995, a settlement was reached which requires the Company to pay $65,000 to the landlord. Pursuant to the settlement, the $65,000 accrues interest at 11% and is payable in installments through November 1995. As of June 30, 1995, $50,000 of the settlement is included in accrued liabilities - unrelated parties.

          Lease Guarantee:

               During 1994, the lease for the medical services building was transferred to the 1993 purchaser of the medical service business; however, the Company has agreed to guarantee the lease through its July 1998 expiration. As of June 30, 1995, total future minimum lease payments remaining are $102,900.

NOTE 13:  SUBSCRIPTIONS RECEIVABLE:

          As of June 30, 1994, the Company had entered into agreements to issue 300,000 shares of common stock at a per share price of $1.50 in exchange for subscriptions receivable aggregating $450,000. During fiscal 1995, these subscriptions were received.

NOTE 14:  PUBLIC SECURITIES OFFERING

          At June 30, 1995, the Company was offering up to 1,400,000 units of its securities for sale to the public at $1.00 per unit; each unit consisting of four shares of common stock and two stock purchase warrants, representing the right to purchase additional shares of common stock. Through June 30, 1995, the Company had sold 2,195,388 shares of common stock and 1,097,694 warrants to purchase shares of common stock, resulting in proceeds net of commission and other direct expenses (aggregating $139,244) of $409,604.

          Subsequent to year end, the Company completed the offering and sold an additional 1,968,560 shares of common stock and 984,280 warrants to purchase shares of common stock resulting in additional proceeds net of commissions and other direct expenses (aggregating $111,862) of $380,278.

NOTE 15:  RELATED PARTY TRANSACTIONS

          Stock Options:

               At June 30, 1995, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors:

                    Common Shares           Exercise          Expiration
                    Under Option         Price Per Share         Date
                       35,250                 $0.38           August 1997
                        4,500                 $0.38           November 1997
                        2,500                 $0.42           May 1998
                       25,000                 $0.42           September 1998
                        6,250                 $0.38           December 1998
                       25,000                 $0.38           December 1999
                       25,000                 $0.38           January 2000
                      275,000                 $0.38           May 2000

                      398,500

               Of the total outstanding options granted to officers and directors as discussed above, options to acquire up to an aggregate of 51,166 shares of common stock are exercisable at June 30, 1995.

          Technology and Patent Licensing Agreement:

               The Company has an agreement with a former officer/director and current stockholder to license certain technology and patent rights through April 2000 in exchange for a fee. The fee is based on a variable per unit sold rate. The maximum and minimum fees to be paid for each of the years are as follows:

                   Year Ending        Minimum              Maximum
                     June 30,           Fee                  Fee
                       1994         $     40,000        $   100,000
                       1995               40,000            450,000
                       1996               40,000            450,000
                       1997               40,000            325,000
                       1998               40,000            150,000
                       1999               40,000             40,000

                                     $   240,000         $1,515,000

               During 1995 and 1994, licensing fee expense was $40,000.

          Consulting Agreements:

               In September 1993, the Company entered into a one year consulting agreement with Creative Business Strategies, Inc. (CBS), a company owned by two persons, a current director of the Company and a former director. Pursuant to the agreement, CBS is to provide the Company with business development consulting services in exchange for a monthly fee of $2,000 plus 5.0% of the value of any CBS-initiated transactions completed by the Company. During 1995 and 1994, the Company had incurred $31,100 and $61,986, respectively, of fees to CBS, of which $34,813 and $51,586, remained unpaid at June 30, 1995 and 1994, respectively, and are included in other accrued liabilities - related parties.

               During 1995, a former officer/director and current shareholder of the Company provided product development services to the Company in exchange for a fee aggregating $54,047.

               In July 1993, the Company entered into a one-year consulting agreement with one of the Company's Directors. Pursuant to the agreement, the Company received financial and accounting consultation in exchange for a monthly fee of $1,500. During 1994, the Company incurred and paid $18,000. As of June 30, 1994, this individual was no longer a director of the Company.

          Stock Grants:

               During 1995, two members of the Company's Board of Directors were granted an aggregate of 275,000 shares of the Company's common stock as a bonus valued at $78,000. During 1994, two members of the Company's Board of Directors were granted 10,000 shares of the Company's common stock as a bonus valued at $25,000.

               As of June 30, 1995 and 1994, none of the shares underlying these grants had been issued, and accordingly the value of these bonuses ($103,000 at June 30, 1995 and $25,000 at June 30, 1994)
               are included in other accrued liabilities - related parties.

NOTE 16:  INCOME TAXES

          The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                           1995             1994
          Tax benefit computed at the maximum
            federal statutory rate                           (34.0)%         (34.0)%
          Increase in taxes resulting from amortization
            of intangible assets                               6.0             9.0
          Loss to be carried forward                          28.0            25.0

               Income tax provision                              - %             - %

          Deferred taxes consisted of the
            following at June 30:
                                                           1995             1994
          Asset:
            Net operating loss carryforward             $1,400,000      $1,275,000
            Other                                          100,000         125,000
              Net deferred tax asset                     1,500,000       1,400,000
            Less valuation allowance                    (1,500,000)     (1,400,000)

              Net deferred tax asset                    $        -     $         -

          For financial statement purposes, no tax benefit has been reported in 1995 and 1994 as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

          At June 30, 1995, the Company had net operating loss carryforwards and unused investment tax credits as follows for income tax purposes:

                  Carryforward          Net Operating             Investment
                    Expires                 Loss                  Tax Credits
                    June 30,            Carryforwards             Carryforward
                      2000               $         -             $      16,060
                      2001                         -                     2,468
                      2002                         -                     9,464
                      2003                   322,286                        -
                      2004                   122,457                        -
                      2005                   318,718                        -
                      2006                   235,901                        -
                      2007                 1,461,790                        -
                      2008                   281,054                        -
                      2009                 1,644,839                        -
                      2009                 1,600,000                        -

                                          $5,987,045             $     27,992

          The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, the availability of these net operating loss carryforwards offset future taxable income is significantly limited due to ownership changes as defined in the Internal Revenue Code.

NOTE 17:  EXTRAORDINARY ITEM - GAIN FROM EXTINGUISHMENT OF DEBT

          During 1995, the Company negotiated with trade creditors to settle $99,205 of past due accounts payable for $37,602. The transactions resulted in an extraordinary gain of $61,603.

          In 1994, an obligation to an officer of the Company was discharged resulting in an extraordinary gain of $24,328.

NOTE 18:  GEOGRAPHICAL SEGMENT INFORMATION

                                             1995                     1994
          Revenues:
             United States               $ 2,954,888              $ 3,636,777
             Europe                          561,364                  433,369
             Eliminations                          -                        -

                Consolidated             $ 3,516,252              $ 4,070,146

          Operating profit (loss):
             United States               $(1,893,411)             $(2,007,688)
             Europe                           50,172                    6,729
             Eliminations                          -                        -

                Consolidated             $(1,843,239)             $(2,000,959)

          Identifiable Assets:
             United States               $ 3,491,948              $ 4,327,317
             Europe                          262,171                  219,104
             Eliminations                          -                        -

                Consolidated             $ 3,754,119              $ 4,546,421

          Exports of U.S. produced medical products were $756,869 and $794,836 during 1995 and 1994, respectively.

NOTE 19:   ACQUISITION

          In September 1993, HealthWatch acquired Metamed, Inc. (Metamed). Pursuant to the agreement, HealthWatch issued 625,000 shares of its common stock in exchange for 100 percent of the issued and outstanding common stock of Metamed.

          The total Metamed purchase price was $755,724 consisting of 625,000 shares of HealthWatch common stock valued at $700,000 and $55,724 of professional fees incurred in connection with the acquisition. The $1.12 per share price used to value the acquisition represented HealthWatch's approximate trading price at the date of the transaction, discounted to factor in the reduction in the value stemming from the restricted distribution rights of these non-registered shares and the size of the block issued.

          HealthWatch accounted for the acquisition under the purchase method whereby the assets and liabilities of Metamed are recorded at their fair value as estimated by management, which approximated net book value as of the date of acquisition for all tangible assets. Net tangible assets acquired included property, equipment and other assets of $13,225 and accounts payable of $33,081. The $775,580 excess purchase price over the fair market value of tangible assets and liabilities acquired has been charged to expense as incomplete development of the Metamed product at the date of acquisition.