Form 10QSB
period 1995-09-30
HEALTHWATCH INC
filed 1995-11-08
CIK 725627

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB

Quarterly-report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1995.




Commission file number 0-11476

                               HEALTHWATCH, INC.,
        Exact Name of Small Business Issuer as Specified in Its Charter

          Minnesota                                       84-0916792
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                     2445 Cades Way, Vista California 92083
                    (Address of Principal Executive Offices)

(619) 598-4333
(Issuer's Telephone Number, Including Area Code)

_______________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes__X___ No_____

Number of registrant's common shares outstanding at September 30, 1995:
7,782,779.

     Traditional Small Business Issuer (check one) Yes __X__ No ____



PART 1. FINANCIAL INFORMATION

                               HEALTHWATCH, INC.
                           CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)

                                                                            September 30,                 June 30,
                               ASSETS                                           1995                        1995
Current assets:
     Cash                                                                      $505,494                  $ 742,981
     Accounts receivable, net                                                   197,461                    285,956
     Inventory  (Note 4)                                                      1,002,587                    927,201
     Other current assets                                                        60,171                    104,587

       Total current assets                                                   1,765,713                  2,060,725

Property and equipment, net                                                     113,282                    138,769
Intangible assets, net                                                        1,354,359                  1,416,072
Other assets                                                                    135,307                    138,553

       Total assets                                                          $3,368,661                 $3,754,119

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable (Note 5)                                                 $120,807                   $481,438
     Accrued compensation and payroll taxes                                     218,733                    214,978
     Other accrued expenses - related parties (Note 5)                            5,361                    149,399
     Other accrued expenses - unrelated parties (Note 5)                        254,315                    348,815
     Note payable - related party                                                   -0-                    160,000
     Notes payable - unrelated parties                                              -0-                    125,000
     Deferred revenue                                                           177,126                    177,506
     Current portion of long-term debt                                            2,895                      3,948

       Total current liabilities                                                779,237                  1,661,084

Debentures payable - related parties                                             40,000                     40,000
Debentures payable - unrelated parties                                          540,000                    540,000

       Total liabilities                                                      1,359,237                  2,241,084


Shareholders' equity:
  Cumulative preferred stock, $.01 par value; 10,000,000 shares                 600,000                        -0-
       authorized, 400,000 and none issued and outstanding,
       respectively.  (Note 6)
  Common stock, $.01 par value; 100,000,000 shares authorized,               11,753,010                 11,492,407
       7,782,779 and 5,040,423 issued and outstanding, respectively
       (Notes 5 & 6)
Accumulated deficit                                                         (10,296,615)                (9,942,423)

Equity adjustment from foreign currency translation                             (46,971)                   (36,949)

       Total shareholders' equity                                             2,009,424                  1,513.035

       Total liabilities and shareholders' equity                            $3,368,661                 $3,754,119







                               HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
                                                                                  1995                      1994
Product sales                                                                  $578,035                 $1,005,718
Product cost of sales                                                           399,583                    765,295

       Gross profit                                                             178,452                    240,423

Operating costs and expenses:
     Selling, general and administrative                                        336,795                    538,533
     Depreciation and amortization                                               87,200                     93,641
     Research and development                                                    87,919                    112,507

       Total operating costs and expenses                                       511,914                    744,681

          Loss from continuing operations                                      (333,462)                  (504,258)

Other income (expense):
     Interest income                                                              3,397                      2,315
     Interest expense                                                           (18,349)                   (16,911)
     Miscellaneous (Note 5)                                                       9,222                        -0-

     Total other income (expense)                                                (5,730)                   (14,596)

          Net loss                                                            $(339,192)                 $(518,854)

Net loss per share (Note 3)                                                      $(0.05)                    $(0.22)

Weighted average number of shares outstanding                                 7,432,694                  2,403,262






                               HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
                                                                                 1995                       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $(339,192)                 $(518,854)
     Adjustments to reconcile net loss to net cash provided by (used
       in) operating activities:
         Stock issued as payment of expenses                                     62,507                     73,350
         Depreciation and amortization                                           87,200                     93,641
         Gain on Extinguishment of Debt                                          (9,222)                       -0-
     Decrease (increase) in assets:
         Accounts receivable                                                     88,495                     32,126
         Inventory                                                              (75,386)                   (21,576)
         Other current assets                                                    74,416                     49,592
         Other assets                                                             3,246                      5,772
     Increase (decrease) in liabilities:
         Accounts payable                                                      (128,873)                   (42,422)
         Accrued expense - related parties                                      (11,825)                   (14,451)
         Accrued expenses - unrelated parties                                   (93,346)                     8,847
         Deferred revenue                                                          (380)                    (4,000)

           Net cash used in operating activities                               (342,360)                  (337,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property & equipment                                               -0-                          0
     Payments received on note receivable                                           -0-                     27,685

       Net cash provided by investing activities                                    -0-                     27,685

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (repayment) of note payable                                      (285,000)                   (10,000)
     Repayment of long-term debt                                                 (1,053)                    (3,864)
     Net proceeds (costs) of issuance of common stock                           400,948                   (13,164)
       Payments received on stock subscriptions                                     -0-                    375,000

                  Net cash provided by (used in) financing activities           114,895                    347,972

Effect of exchange rate changes on cash                                         (10,022)                     1,844

Increase (decrease) in cash                                                    (237,487)                    39,886

Cash - beginning of period                                                      742,981                     49,934

Cash - end of period                                                           $505,494                    $89,820





                               HEALTHWATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Three months ended September 30, 1995 and 1994
                                  (Unaudited)


Note 1: Principles of Presentation

The accompanying unaudited financial statements reflect all adjustments which in the opinion of management are necessary for a fair presentation of the Company's financial position as of September 30. 1995, the results of operations and its cash flows for the three months ended September 30, 1995 and 1994. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

Note 2: Management's Operating Plans

As a result of recurring losses and negative cash flow from operations, management has reviewed their operational and financial plans relative to their ability to continue in existence.

Management's plans in this regard, include the completion of development of the Company's new proprietary and patented product to be used in the intravenous ("IV") drug infusion industry. Their new IV product, the "Pacer", has received FDA approval. Management believes the product's profitability will contribute greatly toward the future operations of the Company.

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

Note 4: Inventory

Inventory consisted of the following at September 30, 1995 and June 30, 1995:
                               9/30/95            6/30/95
Raw materials               $  651,682           $655,960
Work in process                250,647            135,235
Finished goods                 100,258            136,006
                            $1,002,587           $927,201

Note 5: Supplemental schedule of non-cash operating, investing and financing activities during the quarter ended September 30, 1995.

The Company had $9,222 of accounts payable forgiven resulting in a gain from the extinguishment of debt. The Company issued an aggregate of 684,711 shares of its common stock in payment of trade accounts payable of $321,814. The Company issued an additional 100,000 shares valued at $40,400 in exchange for services. The Company issued 285,000 shares of the Company's common stock valued at $97,400 in payment of shares granted as a bonus in fiscal 1994 and 1995.


                               HEALTHWATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Three months ended September 30, 1995 and 1994
                                  (Unaudited)


Note 5 Continued:

The Company declared a preferred stock dividend of $15,000.

Note 6:  Convertible/Redeemable Preferred Stock:

In May 1995 as settlement of a dispute with certain common stockholders, the Company contractually committed to convert 400,000 shares of the Company's common stock into 400,000 shares of the Company's Series A 10% cumulative preferred stock. These stockholders are entitled to cumulative dividends accruing from October 1994 aggregating $60,000 which are included in accrued liabilities - unrelated parties at September 30, 1995.

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

As of September 30, 1995, the preferred stock had been issued and 400,000 shares of common stock were retired.




                               HEALTHWATCH, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


General

In recent years, the markets in which the Company participates have experienced significant changes and a period of uncertainty due to proposed changes in health-care administration in the United States and efforts by health-care organizations to reduce their operating costs and the cost of health-care in general. As a result, the Company has focused its products in the hospital marketplace in anticipation of lower sales directly to physicians. The Company believes that the major changes which have been introduced to the health-care industry will place greater emphasis on lower-cost products. While medical standards for safety and effectiveness are expected to remain strong, costs are expected to be deciding factor on health-care purchases.


Results of Operations

Revenues declined 42.5% during the 1996 first quarter compared to the 1995 quarter, primarily due to a decline in product sales. The Company believes that product sales continue to be depressed as a result of the Company's lack of adequate working capital which has adversely affected its level of sales as the Company has not been able to adequately support both the development of its new IV product and selling efforts and enhancements to its existing products. In addition, the Company believes that uncertainty in the medical community regarding the reimbursement effects of health-care reforms; consolidations of hospital and other health-care institutions resulting in fewer customers for the Company's diagnostic products and delays in making purchase commitments by institutions engaged in merger or consolidation discussions; and competitive pressure on product prices also contribute to depressed sales.

Completion of the Company's first IV product was delayed by the Company's decision to redesign the layout for this product in order to be able to use a different microprocessor chip that is more readily available to the Company. The decision to incorporate a different microprocessor chip was necessitated by the Company's inability to obtain the original microprocessor chip in accordance with previous commitments from the distributor for this chip and because the distributor was unwilling to provide adequate assurance regarding future deliveries of the chip. The Company expects to begin limited shipments of its new IV controller product in the second or third quarter of fiscal 1996.

Cost of products sold during the fiscal 1996 first quarter were 47.8% lower than in the fiscal 1995 quarter, due primarily to lower sales. Gross margins were 30.9% and 23.9% for the fiscal 1996 and fiscal 1995 quarters, respectively. The higher gross margin for the 1996 period was primarily due to the lower cost of sales due to the Company's efforts to reduce its operating costs.

Selling, general and administrative expenses as a percent of sales were 58.3% in fiscal 1996 compared to 53.5% in the prior year. This increase was due primarily to the lower sales level and to planned expenditures associated with the introduction of the new IV products.

Research and development expenses decreased 21.9% in fiscal of 1996 quarter compared to the fiscal 1995 quarter as development efforts on the Company's IV controller have declined as the Company's efforts with the new IV product shift to production of the initial units.

Liquidity and Capital Resources

At September 30, 1995, the Company had $702,955 of cash and accounts receivable. Due to the Company's operating losses, it has been required to raise additional debt and equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. In August 1995, the Company completed the sale of 1,040,987 Units of its securities, at a purchase price of $1.00 per Unit. Each Unit consisted of four shares of Common Stock and two redeemable Common Stock Purchase Warrants. During August and September 1995, the Company also issued an aggregate of 684,711 shares of its Common Stock in payment of trade accounts payable of $321,814.

The Company believes it needs to raise approximately $800,000 of additional working capital in addition to the proceeds raised in connection with the unit offering completed in August 1995, to sustain operations during the next twelve months. While not required to sustain operations, the Company believes it should raise an additional $600,000 - $1,200,000 of such capital to better fund the sales and marketing expenses for the roll-out of the new IV product, to continue the development of additional IV products and for general working capital purposes during the next twelve months.

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


PART II. OTHER INFORMATION

Items 1 through 6.

Not applicable

Item 6. Exhibits and Reports on Form 8-K.

Exhibits - None

The Company was not required to file a report on form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: __________________
                                                    HealthWatch, Inc.

                                              BY______________________
                                                  Lindley S. Branson
                                                 (President & Chief
                                                  Executive Officer)

                                              BY______________________
                                                      Annette Agner
                                               (Chief Accounting Officer)