Form 10-Q
period 1995-12-31
HEALTHWATCH INC
filed 1996-02-14
CIK 725627

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

Quarterly-report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1995.


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

         ---------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Number of registrant's common shares outstanding at January 31, 1995: 8,464,622.

Traditional Small Business Issuer (check one)             Yes _X_  No ____


PART 1. FINANCIAL INFORMATION

                                HEALTHWATCH, INC.
                           CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)

                                                                      December 31,     June 30,
                               ASSETS                                     1995           1995
                                                                      ------------    ------------
Current assets:
     Cash                                                             $    135,928    $    742,981
     Accounts receivable, net                                              152,747         285,956
     Inventory  (Note 4)                                                 1,072,252         927,201
     Other current assets                                                   32,321         104,587
                                                                      ------------    ------------

       Total current assets                                              1,393,248       2,060,725

Property and equipment, net                                                 96,259         138,769
Intangible assets, net                                                   1,292,645       1,416,072
Other assets                                                               140,373         138,553
                                                                      ------------    ------------

       Total assets                                                   $  2,922,525    $  3,754,119
                                                                      ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable (Note 5)                                        $    154,036    $    481,438
     Accrued compensation and payroll taxes                                211,221         214,978
     Other accrued expenses - related parties (Note 5)                      22,132         149,399
     Other accrued expenses - unrelated parties (Note 5)                   150,795         348,815
     Note payable - related party                                              -0-         160,000
     Notes payable - unrelated parties                                         -0-         125,000
     Deferred revenue                                                      138,669         177,506
     Current portion of long-term debt                                       1,818           3,948
                                                                      ------------    ------------

       Total current liabilities                                           678,671       1,661,084

Debentures payable - related parties                                        40,000          40,000
Debentures payable - unrelated parties                                     540,000         540,000
                                                                      ------------    ------------

       Total liabilities                                                 1,258,671       2,241,084
                                                                      ------------    ------------


Shareholders' equity:
  Cumulative preferred stock, $.01 par value; 10,000,000 shares            600,000             -0-
       authorized, 400,000 and none issued and outstanding,
       respectively.  (Note 6)
  Common stock, $.01 par value; 100,000,000 shares authorized,          11,917,768      11,492,407
       8,392,694 and 5,040,423 issued and outstanding, respectively
       (Notes 5,6 &7)
Accumulated deficit                                                    (10,791,853)     (9,942,423)

Equity adjustment from foreign currency translation                        (62,061)        (36,949)
                                                                      ------------    ------------

       Total shareholders' equity                                        1,663,854       1,513.035
                                                                      ------------    ------------

       Total liabilities and shareholders' equity                     $  2,922,525    $  3,754,119
                                                                      ============    ============




                                HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

                                                       THREE MONTHS                  SIX MONTHS
                                                       ------------                  ----------
                                                    1995           1994           1995           1994
                                                -----------    -----------    -----------    -----------

Product sales                                   $   418,683    $   957,907    $   996,718    $ 1,963,625
Product cost of sales                               359,654        672,494        759,237      1,437,789
                                                -----------    -----------    -----------    -----------

       Gross profit                                  59,029        285,413        237,481        525,836

Operating costs and expenses:
     Selling, general and administrative            329,585        517,586        666,380      1,056,119
     Depreciation and amortization                   87,198         93,640        174,398        187,281
     Research and development                       109,890        145,391        197,809        257,898
                                                -----------    -----------    -----------    -----------

       Total operating costs and expenses           526,673        756,617      1,038,587      1,501,298
                                                -----------    -----------    -----------    -----------

          Loss from continuing operations          (467,644)      (471,204)      (801,106)      (975,462)

Other income (expense):
     Interest income                                  3,803          1,737          7,200          4,052
     Interest expense                               (17,275)       (16,318)       (35,624)           -0-
     Miscellaneous (Note 5)                             880            -0-         10,102        (33,229)
                                                -----------    -----------    -----------    -----------

     Total other income (expense)                   (12,592)       (14,581)       (18,322)       (29,177)
                                                -----------    -----------    -----------    -----------

          Net loss                              $  (480,236)   $  (485,785)   $  (819,428)   $(1,004,639)
                                                ===========    ===========    ===========    ===========

Net loss per share (Note 3)                     $     (0.06)   $     (0.17)   $     (0.10)   $     (0.38)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding     8,096,717      2,777,953      7,842,432      2,656,731
                                                ===========    ===========    ===========    ===========





                                HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

                                                            THREE MONTHS                  SIX MONTHS
                                                            ------------                  ----------
                                                         1995          1994            1995          1994
                                                    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       $  (480,236)   $  (485,785)   $  (819,428)   $(1,004,639)
     Adjustments to reconcile net loss to
       net cash provided by (used in) operating
       activities:
         Stock issued as payment of expenses             34,929         73,350         97,436        146,700
         Depreciation and amortization                   89,198         93,640        174,398        187,281
                   Gain on Extinguishment of Debt          (880)           -0-        (10,102)           -0-
     Decrease (increase) in assets:
         Accounts receivable                             44,714        394,247        133,209        426,373
         Inventory                                      (69,665)       (73,875)      (145,051)       (95,451)
         Other current assets                            27,850        (32,353)       102,266         17,599
         Other assets                                    (5,066)         4,884         (1,820)        10,656
     Increase (decrease) in liabilities:
         Accounts payable                                34,107        (31,438)       (94,766)       (73,880)
         Accrued expense - related parties               16,771            -0-          4,946            -0-
         Accrued expenses - unrelated parties          (126,032)       (20,128)      (219,378)       (25,732)
         Deferred revenue                               (38,457)       (19,023)       (38,837)       (23,023)
                                                    -----------    -----------    -----------    -----------

           Net cash used in operating activities       (474,767)       (96,481)      (817,127)      (434,096)
                                                    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property & equipment                    (8,461)           -0-         (8,461)           -0-
     Payments received on note receivable                   -0-         28,263            -0-         55,948

       Net cash provided by investing activities         (8,461)        28,263         (8,461)        55,948
                                                    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (repayment) of note payable                   -0-            -0-       (285,000)       (10,000)
     Repayment of long-term debt                         (1,077)        (1,975)        (2,130)        (5,839)
     Net proceeds (costs) of issuance of common         129,829            -0-        530,777        (13,164)
       stock
     Payments received on stock subscriptions               -0-        120,000            -0-        495,000
                                                    -----------    -----------    -----------    -----------

                    Net cash provided by (used
                    in) financing activities            128,752        118,025        243,647        465,997
                                                    -----------    -----------    -----------    -----------

Effect of exchange rate changes on cash                 (15,090)       (40,851)       (25,112)       (39,007)
                                                    -----------    -----------    -----------    -----------

Increase (decrease) in cash                            (369,566)         8,956       (607,053)        48,842

Cash - beginning of period                              505,494         89,820        742,981         49,934
                                                    -----------    -----------    -----------    -----------

Cash - end of period                                $   135,928    $    98,776    $   135,928    $    98,776
                                                    ===========    ===========    ===========    ===========




                                HEALTHWATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Three months and Six months ended December 31, 1995 and 1994
                                   (Unaudited)


Note 1: Principles of Presentation

The accompanying unaudited financial statements reflect all adjustments which in the opinion of management are necessary for a fair presentation of the Company's financial position as of December 31, 1995, the results of operations and its cash flows for the three months and six months ended December 31, 1995 and 1994. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

Note 2: Management's Operating Plans

As a result of recurring losses and negative cash flow from operations, management has reviewed its operational and financial plans relative to their ability to continue in existence. Management's plans in this regard, include the completion of development of the Company's new proprietary product to be used in the intravenous ("IV") drug infusion industry. The Company's new IV product, the "Pacer", has received FDA approval. The Company commenced the first hospital evaluation of this product in November, 1995. Management believes the product's profitability will contribute greatly toward the future operations of the Company. In the event that this new product is not commercially successful, management plans to trim general and administrative expenses, liquidate any excess inventory, and sell or discontinue any non-performing operating lines in order to focus full attention and all resources on its remaining products.

Note 3: Net Income (Loss) per Share

The net income (loss) per share in the fiscal 1995 and 1994 periods were computed based on the weighted average number of shares outstanding during the periods without taking into effect outstanding options as their effect would be either anti-dilutive or dilutive by less than 3%.

Note 4: Inventory

Inventory consisted of the following at December 31, 1995 and June 30, 1995:

                              12/31/95            6/30/95
                              --------            -------

Raw materials               $   643,351          $   655,960
Work in process                 300,231              135,235
Finished goods                  128,670              136,006
                            -----------          -----------
                            $ 1,072,252          $   927,201
                            ===========          ===========

Note 5: Supplemental schedule of non-cash operating, investing and financing activities during the six months ended December 31, 1995.

The Company has $10,102 of accounts payable forgiven resulting in a gain from the extinguishment of debt. The Company issued an aggregate of 747,528 shares of its Common Stock in payment of trade accounts payable of $351,338. The Company has issued an additional 100,000 shares valued at $40,400 in exchange for services. The Company issued 285,000 shares of the Company's common stock valued at $97,400 in payment of shares granted as a bonus in fiscal 1994 and 1995 and 11,500 shares valued at $5,405 in payment of shares granted as a bonus in fiscal 1996. As of December 31, 1995, the Company declared a preferred dividend of $15,000.

Note 6:  Convertible/Redeemable Preferred Stock:

In May 1995 as settlement of a dispute with certain common stockholders, the Company contractually committed to convert 400,000 shares of the Company's common stock into 400,000 shares of the Company's Series A 10% cumulative preferred stock. During the quarter ended December 31, 1995, these stockholders were paid $60,000 of cumulative dividends which were accrued from October 1994 through September 1995. Additional accrued dividends aggregating $15,000 are included in accrued liabilities - unrelated parties at December 31, 1995.

The preferred stock will initially be convertible into shares of common stock at a conversion price of $1.50. If the Company does not redeem the preferred stock, one-half of the preferred stock becomes convertible at a reduced conversion price on March 12, 1996 and the balance becomes convertible at a reduced conversion price on August 12, 1996. In both cases, the reduced conversion price is the lesser of $1.00 per share or 50% of the market value for the common stock, provided that the conversion price shall not be less than $.25 per share or, if less, the lowest price at which HealthWatch has sold its common stock prior to the conversion.


Note 7:  Common Stock

During the six months ended December 31, 1995, the Company issued an aggregate of 635,000 shares of common stock valued at $179,000 as the result of warrants exercised at prices ranging from $.25 to $.30 per share of common stock.



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


Results of Operations

Revenues declined 42.5% and 56.3% during the 1996 first and second quarter, respectively, compared to the 1995 periods, primarily due to a decline in product sales. The Company believes that product sales continue to be depressed as a result of the Company's lack of adequate working capital which has adversely affected its level of sales as the Company has not been able to support both the development of its new IV product and selling efforts and enhancements to its existing products. In addition, the Company believes that uncertainty in the medical community regarding the reimbursement effects of health-care reforms; consolidations of hospital and other health-care institutions resulting in fewer customers for the Company's diagnostic products and delays in making purchase commitments by institutions engaged in merger or consolidation discussions; and competitive pressure on product prices also contribute to depressed sales.

Completion of the Company's first IV product was delayed by the Company's decision to redesign the layout for this product in order to be able to use a different microprocessor chip that is more readily available to the Company. The decision to incorporate a different microprocessor chip was necessitated by the Company's inability to obtain the original microprocessor chip in accordance with previous commitments from the distributor for this chip and because the distributor was unwilling to provide adequate assurance regarding future deliveries of the chip. The Company expects to begin limited shipments of its new IV controller product in the third quarter of fiscal 1996.

Cost of products sold were 46.5% and 47.2% lower in the three and six month periods ended December 31, 1995, respectively, compared to the similar fiscal 1995 periods, due primarily to lower sales and to reduced operating costs. Gross margins were 14.1% and 23.8% in the three and six month periods ended December 31,1995, respectively, compared to 29.8% and 26.8% for the similar fiscal 1995 periods. The lower gross margins in the three and six month fiscal 1996 periods were primarily due to the decreased sales revenues during the second quarter.

Selling, general and administrative expenses as a percent of sales were 78.7% and 66.9% in the three and six month periods ended December 31, 1995, respectively, compared to 54.0% and 53.8% in the prior year periods. These increases were due primarily to the lower sales level and to planned expenditures associated with the introduction of the new IV product.

Research and development expenses decreased 23.3% in the fiscal 1996 periods compared to the fiscal 1995 periods as development efforts on the Company's IV controller have declined as the Company's efforts with the new IV product shift to production of the initial units.

Liquidity and Capital Resources

At December 31, 1995, the Company had $288,675 of cash and accounts receivable. Due to the Company's operating losses, it has been required to raise additional debt and equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. In August 1995, the Company completed the sale of 1,040,987 Units of its securities, at a purchase price of $1.00 per Unit. Each Unit consisted of four shares of Common Stock and two redeemable Common Stock Purchase Warrants. During the first and second quarters of fiscal 1996, the Company also issued an aggregate of 847,528 shares of its Common Stock in payment of trade accounts payable and for services.

The Company believes it needs to raise approximately $600,000 of additional working capital to sustain operations during the next twelve months. While not required to sustain operations, the Company believes it should raise an additional $600,000 - $1,400,000 of such capital to better fund the sales and marketing expenses for the roll-out of the new IV product, to continue the development of additional IV products and for general working capital purposes during the next twelve months.

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



PART II. OTHER INFORMATION

Items 1 through 6.

Not applicable

Item 6. Exhibits and Reports on Form 8-K.

Exhibits - None

The Company was not required to file a report on form 8-K during the quarter ended December 31, 1995.


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: February 13, 1996
                                              HealthWatch, Inc.

                                              BY /s/ Lindley S. Branson
                                                     Lindley S. Branson
                                                     (President & Chief
                                                     Executive Officer)

                                              BY /s/ Annette Agner
                                                     Annette Agner
                                                     (Chief Accounting Officer)