Form 10QSB/A
period 1995-12-31
HEALTHWATCH INC
filed 1996-02-28
CIK 725627

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Number of registrant's common shares outstanding at January 31, 1996: 8,508,678.

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