Form 10QSB
period 1996-03-31
HEALTHWATCH INC
filed 1996-05-13
CIK 725627

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

Quarterly-report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1996.




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

- - ---------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No_____

Number of registrant's common shares outstanding at May 13, 1996:
1,340,842 (adjusted for seven-for-one reverse split, see Note 7).

Traditional Small Business Issuer (check one)      Yes __X__  No ____


PART 1. FINANCIAL INFORMATION

                                HEALTHWATCH, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                     March 31,       June 30,
                           ASSETS                                      1996            1995
                                                                   ------------    ------------
Current assets:
     Cash                                                          $    115,851    $    742,981
     Accounts receivable, net                                           212,450         285,956
     Inventory  (Note 4)                                                985,750         927,201
     Other current assets                                                29,659         104,587
                                                                   ------------    ------------

                      Total current assets                            1,343,710       2,060,725

         Property and equipment, net                                     70,771         138,769
         Intangible assets, net                                       1,230,935       1,416,072
         Other assets                                                   135,819         138,553
                                                                   ------------    ------------

             Total assets                                          $  2,781,235    $  3,754,119
                                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable (Note 5)                                     $    182,714    $    481,438
     Accrued compensation and payroll taxes                             218,907         214,978
     Other accrued expenses - related parties (Note 5)                   27,004         149,399
     Other accrued expenses - unrelated parties (Note 5)                200,988         348,815
         Note payable - unrelated party                                       0         125,000
     Note payable - related party                                             0         160,000
     Deferred revenue                                                   121,605         177,506
     Current portion of long-term debt                                      718           3,948
                                                                   ------------    ------------

             Total current liabilities                                  751,936       1,661,084

Debentures payable - related parties                                     40,000          40,000
Debentures payable - unrelated parties                                  540,000         540,000
                                                                   ------------    ------------

                                       Total liabilities              1,331,936       2,241,084
                                                                   ------------    ------------

Shareholders' equity:
  Cumulative preferred stock, $.07 par value;                           600,000               0
    1,428,571 shares authorized, 400,000 and
    none issued and outstanding, respectively
    (Note 6 & 7)
  Common stock, $.07 par value; 14,285,714 shares                    12,130,808      11,492,407
    authorized, 1,296,150 and 720,060 issued and
    outstanding, respectively (Notes 5, 6 & 7)
  Accumulated deficit                                                (9,942,423)
                                                                                    (11,216,750)

Equity adjustment from foreign currency translation                     (64,759)        (36,949)
                                                                   ------------    ------------
                      Total shareholders' equity                      1,449,299       1,513,035
                                                                   ------------    ------------
                      Total liabilities and shareholders' equity   $  2,781,235    $  3,754,119
                                                                   ============    ============




                               HEALTHWATCH , INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                     Three Months                   Nine Months
                                                     ------------                   -----------
                                                  1996           1995           1996           1995
                                              -----------    -----------    -----------    -----------
Product sales                                 $   535,115    $   989,613    $ 1,531,833    $ 2,953,238
 Product cost of sales                            414,225        671,598      1,173,462      2,109,387
                                              -----------    -----------    -----------    -----------
    Gross profit                                  120,890        318,015        358,371        843,851

Operating costs and expenses:
       Selling, general and administrative        363,866        306,138      1,030,246      1,362,257
       Depreciation and amortization               87,198         93,642        261,596        280,923
       Research and development                    65,391        166,490        263,200        424,388
                                              -----------    -----------    -----------    -----------

     Total operating costs and expenses           516,455        566,270      1,555,042      2,067,568

      Loss from continuing operations            (395,565)      (248,255)    (1,196,671)    (1,223,717)

Other income (expense):
       Interest income                                798            463          7,998          4,515
       Interest expense                           (15,132)       (18,725)       (50,756)       (51,954)
       Miscellaneous (Note 5)                           0              0         10,102              0
                                              -----------    -----------    -----------    -----------
       Total other income (expense)               (14,334)       (18,262)       (32,656)       (47,439)

    Net loss before extraordinary item        $  (409,899)   $  (266,517)   $(1,229,327)   $(1,271,156)

Extraordinary item:
     Loss from reduction in note receivable             0        (13,639)             0        (13,639)
                                              ===========    ===========    ===========    ===========
     Net loss                                 $  (409,899)   $  (280,156)   $(1,229,327)   $(1,284,795)
                                              ===========    ===========    ===========    ===========

     Net loss per share (Note 3)              $     (0.32)   $     (0.69)   $     (1.05)   $     (3.32)
                                              ===========    ===========    ===========    ===========

Weighted average number
of shares outstanding (Note 7)                  1,268,918        403,296      1,169,871        387,393
                                              ===========    ===========    ===========    ===========




                                HEALTHWATCH, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                               Nine Months
                                                           1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:                  -----------    -----------
   Net loss                                            $(1,229,327)   $(1,267,095)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
         Stock issued as payment of expenses               140,125        220,050
         Depreciation and amortization                     261,596        280,923
         Gain on extinguishment of debt                    (10,102)             0
         Loss from reduction in note receivable                  0         13,639

  Decrease (increase) in assets:
    Accounts receivable                                     73,506        244,099
    Inventory                                              (58,549)       126,028
    Other current assets                                   104,928        (11,370)
    Other assets                                             2,733         14,728
  Increase (decrease) in liabilities:
    Accounts payable                                       (66,088)      (105,616)
    Accrued expenses - related parties                       9,818              0
    Accrued expenses - unrelated parties                  (176,495)       (56,078)
    Deferred revenue - related parties                     (55,901)        16,425
                                                       -----------    -----------
        Net cash used in operating activities           (1,003,756)      (524,267)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                      (8,461)        (2,649)
    Payment received on note receivable                          0        110,485
                                                       -----------    -----------
        Net cash provided by investing activities           (8,461)       107,836
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds (repayment) of note payable                  (285,000)        90,000
    Repayment of long-term debt                             (3,230)        (6,846)
    Net proceeds (costs) of issuance of common stock       701,127        (13,164)
    Payments received on stock subscriptions                     0        495,000
                                                       -----------    -----------
        Net cash provided by (used in) financing
            activities                                     412,897        564,990
                                                       -----------    -----------

Effect of exchange rate changes on cash                    (27,810)         5,689
                                                       -----------    -----------

Increase (decrease) in cash and cash equivalents          (627,130)       154,248
Cash - beginning of period                                 742,981         49,934
                                                       ===========    ===========
Cash - end of period                                   $   115,851    $   204,182
                                                       ===========    ===========



                                HEALTHWATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

Note 1: Principles of Presentation

The accompanying unaudited financial statements reflect all adjustments which in the opinion of management are necessary for a fair presentation of the Company's financial position as of March 31, 1996, the results of operations and its cash flows for the three and nine months ended March 31, 1996 and 1995. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

Note 2: Management's Operating Plans

As a result of recurring losses and negative cash flow from operations, management has reviewed its operational and financial plans relative to the Company's ability to continue in existence. Management's plans in this regard, include the completion of development of the Company's new proprietary product to be used in the intravenous ("IV") drug infusion industry. The Company's new IV product, the "Pacer", has received FDA approval. The Company commenced the first hospital evaluation of the Pacer in November 1995 and it is currently being evaluated by a number of hospitals in California, Illinois and Texas. Management believes the product's profitability will contribute greatly toward the future operations of the Company.

Note 3: Net Income (Loss) per Share

The net income (loss) per share in the fiscal 1996 and 1995 periods were computed based on the weighted average number of shares outstanding during the periods without taking into effect outstanding options as their effect would be either anti-dilutive or dilutive by less than 3%.

Note 4: Inventory

Inventory consisted of the following at March 31, 1996 and June 30, 1995:

                          3/31/96        6/30/95
                         --------       --------
Raw materials            $611,165       $655,960
Work in process           256,295        135,235
Finished goods            118,290        136,006
                         --------       --------
                         $985,750       $927,201
                         ========       ========

Note 5: Supplemental schedule of non-cash operating, investing and financing activities during the nine months ended March 31, 1996.

The Company had $10,102 of accounts payable forgiven during the first nine months resulting in a gain from the extinguishment of debt and issued an aggregate of 747,528 shares of its Common Stock in payment of trade accounts payable of $351,338. The Company has issued an additional 191,057 shares valued at $83,089 in exchange for services, 285,000 shares of Common Stock valued at $97,400 in payment of bonuses granted in fiscal 1994 and 1995 and 11,500 shares valued at $5,405 in payment of bonuses granted in fiscal 1996. As of March 31, 1996, the Company declared a preferred dividend of $15,000.

Note 6:  Convertible/Redeemable Preferred Stock:

In May 1995 as settlement of a dispute with certain common stockholders, 400,000 shares of Common Stock were converted into 400,000 shares of the Company's Series A 10% - Cumulative Preferred Stock. Accrued dividends aggregating $15,000 are included in accrued liabilities - unrelated parties at March 31, 1996.



                                HEALTHWATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


The preferred stock was initially convertible into Common Stock at a conversion price of $1.50 per share. If the Company does not redeem the preferred stock, one-half of the preferred stock becomes convertible at a reduced conversion price on March 12, 1996, and the balance becomes convertible at a reduced conversion price on August 12, 1996. In both cases, the reduced conversion price is the lesser of $1.00 per share or 50% of the market value for the Common Stock, provided that the conversion price shall not be less than $.25 per share or, if less, the lowest price at which HealthWatch has sold Common Stock prior to the conversion.

On April 2, 1996, holders of the preferred stock notified the Company of their election to convert 200,000 shares of preferred stock into shares of Common Stock at the reduced conversion price of $.25 per share. The Company has until June 14, 1996 to redeem the 200,000 shares of Series A Preferred Stock for an aggregate redemption price of $300,000.


Note 7:  Common Stock

During the nine months ended March 31, 1996, the Company issued an aggregate of 1,224,500 shares of Common Stock for $349,350 as the result of warrants exercised at prices ranging from $.25 to $.30 per share. On May 3, 1996 the Company announced a seven-for-one reverse split of its Common Stock, effective May 13, 1996. The number of shares reported herein have been adjusted to reflect the result of this reverse stock split.



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


Results of Operations

Revenues declined 45.9% and 48.1% during the 1996 third quarter and nine months, respectively, compared to the 1995 periods, primarily due to a decline in product sales. The Company believes that product sales continue to be depressed as a result of the Company's lack of adequate working capital which has adversely affected its level of sales as the Company has not been able to support both the development of its new IV product and selling efforts and enhancements to its existing products. In addition, the Company believes that uncertainty in the medical community regarding the reimbursement effects of health-care reforms; consolidations of hospital and other health-care institutions resulting in fewer customers for the Company's diagnostic products and delays in making purchase commitments by institutions engaged in merger or consolidation discussions; and competitive pressure on product prices also contribute to depressed sales.

Completion of the Company's first IV product, the Pacer, was delayed by the Company's decision to redesign the layout for this product in order to be able to use a different microprocessor chip that is more readily available to the Company. The decision to incorporate a different microprocessor chip was necessitated by the Company's inability to obtain the original microprocessor chip in accordance with previous commitments from the distributor for this chip and because the distributor was unwilling to provide adequate assurance regarding future deliveries of the chip. The Company expects to begin limited shipments of the Pacer in the fourth quarter of fiscal 1996.

Cost of products sold were 38.3% and 44.4% lower in the three and nine-month periods ended March 31, 1996, respectively, compared to the similar fiscal 1995 periods, due primarily to lower sales and to reduced operating costs. Gross margins were 22.6% and 23.4% in the three and nine month periods ended March 31,1996, respectively, compared to 32.1% and 28.6% for the similar fiscal 1995 periods. The lower gross margins in the three and nine month fiscal 1996 periods were primarily due to decreased sales revenues. Selling, general and administrative expenses as a percent of sales were 68.0% and 67.3% in the three and nine-month periods ended March 31, 1996, respectively, compared to 30.9% and 46.1% in the prior year periods. These increases were due primarily to the lower sales level and to planned expenditures associated with the introduction of the new IV product.

Research and development expenses decreased 38.0% in the fiscal 1996 periods compared to the fiscal 1995 periods as development efforts on the Pacer declined as the Company's efforts with this new product shifted to production of the initial units.



                                HEALTHWATCH, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Liquidity and Capital Resources

At March 31, 1996, the Company had $328,301 of cash and accounts receivable. Due to the Company's operating losses, it has been required to raise additional debt and equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. In August 1995, the Company completed the sale of 1,040,987 Units of its securities, at a purchase price of $1.00 per Unit. Each Unit consisted of four shares of Common Stock and two redeemable Common Stock Purchase Warrants. During the first three quarters of fiscal 1996, the Company also issued an aggregate of 938,585 shares of its Common Stock in payment of trade accounts payable and for services.

The Company believes it needs to raise approximately $800,000 of additional working capital to sustain operations during the next twelve months. While not required to sustain operations, the Company believes it should raise an additional $800,000 - $1,400,000 of such capital to better fund the sales and marketing expenses for the roll-out of the new IV product, to continue the development of additional IV products and for general working capital purposes during the next twelve months.

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



PART II. OTHER INFORMATION

Items 1 through 3 and 5.

Not applicable

Item 4. On May 3, 1996, the Company announced a seven-for-one reverse split of it's capital stock, effective May 13, 1996. As a result of this split, the Company's authorized shares were decreased from 100,000,000 shares of Common Stock, $.01 par value, to 14,285,714 shares of Common Stock, $.07 par value, and from 10,000,000 shares of Preferred Stock, $.01 par value, to 1,428,571 shares of Preferred Stock, $.07 par value. The split did not effect the relative rights of the holders of the Company's capital stock. The share numbers shown in this report have been adjusted to reflect the reverse split.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits -

     Exhibit 27 - Financial Data Schedule

The Company was not required to file a report on form 8-K during the quarter ended March 31, 1996.


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date:  May 13, 1996
                                         HealthWatch, Inc.



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