Form 10QSB/A
period 1996-03-31
HEALTHWATCH INC
filed 1996-07-29
CIK 725627

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


PART 1. FINANCIAL INFORMATION

                                HEALTHWATCH, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                     March 31,       June 30,
                           ASSETS                                      1996            1995
                                                                   ------------    ------------
Current assets:
     Cash                                                          $    115,851    $    742,981
     Accounts receivable, net                                           212,450         285,956
     Inventory  (Note 4)                                                985,750         927,201
     Other current assets                                                29,659         104,587
                                                                   ------------    ------------

                      Total current assets                            1,343,710       2,060,725

         Property and equipment, net                                     70,771         138,769
         Intangible assets, net                                       1,230,935       1,416,072
         Other assets                                                   135,819         138,553
                                                                   ------------    ------------

             Total assets                                          $  2,781,235    $  3,754,119
                                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable (Note 5)                                     $    182,714    $    481,438
     Accrued compensation and payroll taxes                             218,907         214,978
     Other accrued expenses - related parties (Note 5)                   27,004         149,399
     Other accrued expenses - unrelated parties (Note 5)                200,988         348,815
         Note payable - unrelated party                                       0         125,000
     Note payable - related party                                             0         160,000
     Deferred revenue                                                   121,605         177,506
     Current portion of long-term debt                                      718           3,948
                                                                   ------------    ------------

             Total current liabilities                                  751,936       1,661,084

Debentures payable - related parties                                     40,000          40,000
Debentures payable - unrelated parties                                  540,000         540,000
                                                                   ------------    ------------

                                       Total liabilities              1,331,936       2,241,084
                                                                   ------------    ------------

Shareholders' equity:
  Cumulative preferred stock, $.07 par value;                           600,000               0
    1,428,571 shares authorized, 400,000 and
    none issued and outstanding, respectively
    (Note 6 & 7)
  Common stock, $.07 par value; 14,285,714 shares                    12,130,808      11,492,407
    authorized, 1,296,150 and 720,060 issued and
    outstanding, respectively (Notes 5, 6 & 7)
  Accumulated deficit                                               (11,216,750)     (9,942,423)


Equity adjustment from foreign currency translation                     (64,759)        (36,949)
                                                                   ------------    ------------
                      Total shareholders' equity                      1,449,299       1,513,035
                                                                   ------------    ------------
                      Total liabilities and shareholders' equity   $  2,781,235    $  3,754,119
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