Form 10KSB
period 1996-09-30
HEALTHWATCH INC
filed 1996-10-15
CIK 725627

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               Commission file number
    JUNE 30, 1996                                             0-11476

                                HEALTHWATCH, INC.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                          84-0916792
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                         2445 CADES WAY, VISTA, CA        92083
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (619) 598-4333


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.07 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirementsfor the past 90 days.

                           Yes  _X_        No___

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [___].

      Registrant's revenues for fiscal year ended June 30, 1996: $2,041,464.

      Aggregate market value of voting stock held by non-affiliates of registrant as of September 30, 1996: Approximately $5,800,000.

         Number of shares outstanding as of September 30, 1996: 1,864,728 shares of Common Stock, $.07 par value.

      Documents incorporated by reference:  None.



                                     PART I
ITEM 1. BUSINESS.

INTRODUCTION

         HealthWatch develops, manufactures and markets medical products, including the PACER, a new infusion therapy ("IV") device, Cambridge electrocardiograph stress test systems and Life Sciences vascular diagnostic systems. The Company's primary focus since 1993 has been on the development of the PACER. The PACER, which is less expensive, smaller and lighter and easier to use than most competing infusion therapy devices, was introduced to the marketplace during fiscal 1996.

         Prior to the introduction late in the 1980s of diagnostic-related groups ("DRGs"), health-care providers were generally compensated for their services on a cost-plus basis. In this environment, product features and technology drove product purchase decisions, even if the benefits derived from the added features and higher technology did not justify the higher cost. With the advent of DRGs and managed care, third-party payors shifted their payment policies toward fixed fees for services rendered or capitated payment arrangements whereby providers were reimbursed a fixed amount for patients serviced by their organizations. In today's health-care environment, providers are required to focus on cost, to carefully match patient benefits with the cost of the services provided.

         HealthWatch's strategy is to develop and market medical products designed to improve the cost-effective delivery of high-quality health care. The PACER, the Company's first infusion therapy product, enables hospitals, long-term care facilities, home-care agencies and others to maintain the quality of the IV therapy they provide while also reducing significantly the cost of such services. These cost savings are achieved both due to the PACER'S substantially lower price than the price of most competing IV systems and because the PACER can be used with generic IV tubing which usually is substantially less expensive than proprietary dedicated IV tubing required to be used with most competing systems.

         Markets for the Company's Cambridge and Life Services diagnostic products have been adversely affected by efforts to contain health-care costs as well as by the efforts of many hospitals and other health-care institutions to reduce their costs by consolidating operations with the operations of other institutions. This consolidation has resulted in fewer customers for these diagnostic products and for delays in obtaining purchase orders from institutions which are evaluating possible consolidations. In contrast, the Company believes that its IV products will benefit from the health-care industry's focus on reducing costs, as these products are less expensive and easier to use than most competing products.

         References herein to "HealthWatch" or the "Company" include HealthWatch and its consolidated subsidiaries and their predecessors unless the context indicates otherwise. HealthWatch was incorporated in the state of Minnesota in 1983. Except as otherwise noted, all information in this report has been adjusted to reflect a seven-for-one reverse split of the Company's Common Stock effective as of May 13, 1996.

RISK FACTORS

         In addition to considering the other information set forth in this Registration Statement, investors should carefully consider the following factors in evaluating an investment in the Company.

         DECLINE IN REVENUES; RECENT OPERATING LOSSES. The Company's product sales have declined in each of the past three fiscal years, compared to the prior fiscal year, primarily due, the Company believes, to the uncertainty in the medical community regarding the effects of various proposals for health-care reforms, consolidations and mergers of health-care institutions, continued increased price competition and the Company's lack of sufficient working capital to adequately fund marketing and product enhancement efforts. In view of the Company's belief that there is substantially more potential for its IV products than for its diagnostic products, HealthWatch intends to concentrate its efforts on the marketing of the PACER, its first IV product. While marketing of the PACER has begun, the Company does not expect to be able to produce and ship significant quantities of the PACER until the first six months of calendar 1997. The Company's sales may, therefore, continue to decrease for the next six or more months.

         The Company has incurred losses from operations in each of its last three fiscal years. The Company expects to continue to incur losses from operations until it is able to generate significant sales of the PACER. The PACER is in the initial marketing stage and there can be no assurance that the Company will be able to realize significant revenues from the sale of the PACER. There can be no assurance that the Company will be able to operate at a profit in the future.

         NEED FOR ADDITIONAL FINANCING. The Company estimates that it needs approximately $800,000 of additional debt or equity capital to sustain its operations during the next twelve months. In addition to the $800,000 required to sustain operations, the Company estimates that it will need to obtain from $800,000 to $1,400,000 of additional working capital to fully implement its marketing plan for the PACER and to provide adequate working capital to fund a rapid increase in product sales. In the event that the Company is unable to raise additional capital, it will be required to defer producing IV or other products, to sell certain assets or enter into joint ventures with or grant licenses to other companies with respect to one or more of its products and/or further reduce its operations in order to sustain operations. There can be no assurance that the Company could, if it were required to do so to sustain operations, sell any such assets or enter into any such joint venture or grant any such license, if at all, on terms acceptable to the Company.

         NEW BUSINESS VENTURE; UNPROVEN PRODUCTS. In September 1993, the Company completed the acquisition of Metamed, Inc., a development-stage company. The Metamed acquisition represented a significant new business venture for HealthWatch, and the Company's ability to successfully develop this business is subject to all of the risks inherent in the establishment of a new business. HealthWatch had not previously been engaged in the infusion therapy business and Metamed had only a limited history of operations and had not generated any revenues.

         HealthWatch believes that the Metamed acquisition is of strategic importance because it offers the Company the opportunity to expand its product offerings to include medical products which it believes will be less sensitive than its existing diagnostic products to current market pressures and uncertainties, as the Company's infusion therapy products are expected to be not only easier to use but also less costly than existing competing products. While the first IV product, the PACER, an IV controller, has recently been introduced, there can be no assurance that it will achieve wide acceptance in the marketplace. Efforts to obtain required governmental approvals for additional products based on the proprietary technology may be costly and require significant time and additional effort on behalf of the Company which could further deplete the Company's limited resources and delay the introduction of additional IV products. There can be no assurance that the Company will be able to obtain necessary governmental approvals for additional IV products or that any products based on the proprietary technology can be successfully introduced to the marketplace.

         HealthWatch believes that the Metamed acquisition is of strategic importance because it offers the Company the opportunity to expand its product offerings to include medical products which it believes will be less sensitive than its existing diagnostic products to current market pressures and uncertainties, as the IV products are expected to be not only easier to use but also less costly than existing competing products. While the first IV product, the PACER, has recently been introduced, there can be no assurance that it will achieve wide acceptance in the marketplace. Efforts to obtain required governmental approvals for additional products based on the Company's proprietary technology may be costly and require significant time and additional effort on behalf of the Company which could further deplete the Company's limited resources and delay the introduction of additional IV products. There can be no assurance that the Company will be able to obtain necessary governmental approvals for additional IV products or that any products based on the Company's technology can be successfully introduced to the marketplace.

         DEPENDENCE ON SUPPLIERS; WORKING CAPITAL REQUIREMENTS. Certain raw materials for the Company's products, particularly its new IV product, are available from only one or a limited number of suppliers, require that orders be placed 60 days or more in advance of the desired delivery date and may be available to the Company only if it places significant orders which represent several months or more of the Company's projected needs for such materials. The need to purchase significant quantities of these materials in advance of their use substantially increases the Company's working capital requirements.

         There can be no assurance that the Company's current suppliers for these products will continue to supply them to the Company. While alternative sources for such items are generally available, the Company could be required to redesign its products in order to be able to use the alternative materials provided by these additional suppliers. Any such redesign of the Company's products could be expensive and time consuming and could require six or more months to complete.

         DEPENDENCE ON NEW OR IMPROVED PRODUCTS; TECHNOLOGICAL CHANGES. In general, the medical products industry is subject to rapid and significant technological changes and frequent introduction of new competitive products. To respond to these expected changes and to improve or sustain the marketability of its products, the Company will be required to commit substantial investments in product improvement and development in order to periodically enhance its existing products and successfully introduce new products. There can be no assurance that the Company will either have the resources required to make such investments or, assuming it has the required resources, be able to respond adequately to changes in technology or changes in the markets for its products. The development of new products or technologies by other firms could have a material adverse effect on the Company's business. In addition, to the extent that the Company seeks to develop new products, there can be no assurance that such products will be successfully developed or, if developed, that such products will be successfully introduced to the marketplace.

         LENGTH OF SALES CYCLE; LIMITED SALES AND MARKETING EXPERIENCE. The decision to purchase IV equipment is often an enterprise-wide decision by prospective hospitals or other health-care customers and may require the Company to engage in a lengthy evaluation/purchase-sales cycle. The sales cycle for IV instruments can range from three to nine months or more. The sales cycle may also be subject to a prospective customer's budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. If a larger order is delayed or lost to a competitor, the Company's revenues for that quarter could be materially diminished.

         The Company has limited experience in the areas of sales, marketing and distribution. The Company's sales and marketing staff will require additional personnel in the future. There can be no assurance that the Company will be able to build an adequate sales and marketing staff, that establishing such a sales and marketing staff will be cost-effective, or that the Company's sales and marketing efforts will be successful.

         LIMITED AVAILABILITY OF PROPRIETARY PROTECTION. The Company historically has relied upon a combination of copyright, trade secret and nondisclosure and other contractual provisions to protect its proprietary rights. While the Company's licensed IV technology includes a U.S. patent, this patent may not provide significant protection with respect to the development of a competing product with capabilities similar to the Company's initial IV product. Notwithstanding the Company's efforts to protect its proprietary rights, it may be possible for competitors of the Company to imitate the Company's products or develop independently competing products.

         Disputes regarding the Company's intellectual property could force the Company into expensive and protracted litigation or costly agreements with third parties. An adverse determination in a judicial or administrative proceeding or failure to reach an agreement with a third party regarding intellectual property rights could prevent the Company from manufacturing and selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         COMPETITION. There are many companies that produce equipment which competes with the Company's products, particularly its cardiology and current and proposed infusion therapy products. Most of the Company's competitors have substantially greater financial and marketing resources than the Company. Three companies account for a substantial portion of the market for ECG products similar to those sold by HealthWatch, and a few companies account for over 80% of the U.S. market for infusion therapy systems. All of such companies are substantially larger than HealthWatch. The Company expects that these competitors will continue to compete aggressively with tactics such as offering volume discounts based on "bundled" purchases of a broader-range of medical equipment and supplies, a tactic that the Company is unable to pursue except on a joint venture basis. There can be no assurance that such competition will not adversely affect the Company's results of operations or its ability to maintain or increase sales and market share. Competition could require that the Company commit significantly greater resources to the introduction of its IV products than would otherwise be required.

         The market for infusion therapy products is affected by continuing improvements and enhancements in technology. There can be no assurance that the Company's competitors or potential competitors will not succeed in developing or marketing products that provide more desirable characteristics, or are more effective or less expensive than those developed or marketed by the Company. In addition, technological advances in drug delivery systems, the development of therapies that can be administered by methods other than infusion therapy, and the development of new medical treatments that cure certain complex diseases or reduce the need for infusion therapy could adversely impact the Company's business.

         LIMITED ASSEMBLY EXPERIENCE. The Company's products are currently assembled by the Company at its facility. To be successful, the Company must assemble its products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable assembly costs. The Company has limited experience assembling its products in large commercial quantities. There can be no assurance that the Company will be able to assemble products in large commercial quantities on a timely basis and at an acceptable cost. If the Company becomes unable to assemble the PACER at its facility in a timely and efficient manner, the Company's ability to supply product to its customers may be adversely affected until such time as the Company is able to establish alternative assembly arrangements.

         DEPENDENCE ON THIRD-PARTY REIMBURSEMENT. The Company's products are generally purchased by health-care providers, which then seek reimbursement from various public and private third-party payors, such as Medicare, Medicaid and indemnity insurers, for health-care services provided to patients. Government and private third-party payors are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new diagnostic and therapeutic products and services. The Health Care Financing Administration of the United States Department of Health and Human Services ("HCFA"), which administers Medicare, and most private insurance companies do not provide reimbursement for services that they determine to be experimental in nature or that are not considered "reasonable and necessary" for diagnosis or treatment. Many private insurers are influenced by HCFA actions in making their own coverage decisions on new products or services. There can be no assurance that third-party reimbursement for the services provided using the Company's products will continue to be available to its customers or that any such reimbursement will be adequate. Disapproval of, or limitations in, coverage by HCFA or other third-party payors could materially and adversely affect market acceptance of the Company's products which could, in turn, have a material adverse affect on the Company's business, financial condition and results of operations.

         GOVERNMENT REGULATION. The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FFDCA") and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, packaging, labeling, distribution and promotion of medical devices.

         Pursuant to the FFDCA, medical devices intended for human use are classified into three categories, Classes I, II and III, on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to good manufacturing practice ("GMP") regulations) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval ("PMA") from the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices). Electronic infusion devices are classified by the FDA as Class II medical devices.

         If a new Class II medical device is substantially equivalent in terms of safety and effectiveness to a medical device already legally marketed in the United States, the FDA requirements may be satisfied through a procedure known as a "510(k) Submission," in which the applicant provides product information supporting its claim of substantial equivalency.

         The Company received 510(k) clearance to begin marketing the PACER in the United States in April 1994.

         The FFDCA requires the filing of a new 510(k) Submission when, among other things, there is a major change or modification in the intended use of the device or a change or modification, including product enhancements, to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is responsible for making the initial determination as to whether a proposed change to a cleared device or to its intended use necessitates the filing of a new 510(k) Submission. The Company does not believe that changes made to the PACER since the original 510(k) Submission require a new 510(k) Submission for the PACER. However, there can be no assurance that the FDA would agree with the Company's determination.

         The Company has recently filed a new 510)k) Submission for the PACER in order to incorporate two new features, an automatic flow stop and an increased rate range for infusions. Additional product modifications, including new software features, that the Company may develop in the future will likely require 510(k) clearance if the modifications could affect the safety or efficacy of the Company's products. There can be no assurance that the Company will obtain 510(k) clearance on a timely basis, if at all, for any device modification for which it files a future 510(k) Submission. If 510(k) clearance is granted, there can be no assurance that it will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

         Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA. Device manufacturers are required to register their establishments and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FFDCA requires devices to be manufactured in accordance with GMP regulations which impose certain process, procedure and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA has proposed changes to the GMP regulations which, if finalized, would likely increase the cost of complying with GMP requirements. The Company believes that its manufacturing and quality control procedures substantially conform to the requirements of FDA regulations.

         In addition, the Medical Device Reporting ("MDR") regulation obligates the Company to inform the FDA whenever there is reasonable evidence to suggest that one of its devices may have caused or contributed to death or serious injury, or where one of its devices malfunctions and, if the malfunction were to recur, the device would be likely to cause or contribute to a death or serious injury.

         Labeling and promotion activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

         If, as a result of FDA inspections, MDR reports or information derived from any other source, the FDA believes the Company is not in compliance with the law, the FDA can refuse to clear pending 510(k) Submissions; withdraw previously cleared 510(k) Submissions; require notification to users regarding newly found unreasonable risks; request repair, refund or replacement of faulty devices; request corrective advertisements, formal recalls or temporary marketing suspension; impose civil penalties; or institute legal proceedings to detain or seize products, enjoin future violations, or seek criminal penalties against the Company, its officers or employees. Civil penalties for FFDCA violations may be assessed by the FDA in lieu of or in addition to instituting legal action. Civil penalties may range up to $15,000 per violation for violations of the FFDCA, and a maximum of $1,000,000 per proceeding. Civil penalties may not be imposed for GMP violations, unless the violations involve a significant or knowing departure from the requirements of the FFDCA or a risk to public health. The FDA provides manufacturers with an opportunity to be heard prior to the assessment of civil penalties. If civil penalties are assessed, judicial review is available.

         The Company intends to export, its products to Europe, Japan and other foreign countries. Exports of products that have market clearance from the FDA in the United States do not require FDA authorization for export. However, foreign countries often require, among other things, an FDA certificate for products for export (a "CPE"). To obtain a CPE the device manufacturer must certify to the FDA that the product has been granted clearance in the United States and that the manufacturing facilities appeared to be in compliance with GMPs at the time of the last FDA inspection. The FDA will refuse to issue a CPE if significant outstanding GMP violations exist.

         International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The Company plans to use distributors to assist in obtaining any necessary foreign governmental and regulatory approvals. The Company does not currently have its products registered or approved in any countries requiring an extensive registration or approval process and has, therefore, not sold any products in such countries.

         The Company has recently received Underwriters Laboratory, Inc. product recognition under UL 544, Standard for Medical and Dental Equipment for the PACER. To maintain "UL" status, the Company will be subject to quarterly inspections by Underwriters Laboratory, Inc.

         The Company and its products are also subject to a variety of state and local laws and regulations in those states or localities where its products are or will be marketed. Use of the Company's products is subject to inspection, quality control, quality assurance, proficiency testing, documentation and safety reporting standards promulgated by JCAHO. Various states and municipalities may also have similar regulations.

         Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations.

         PRODUCT LIABILITY EXPOSURE. Manufacturers of medical devices face the possibility of substantial liability for damages in the event that the use of their products is alleged to have resulted in adverse effects to a patient. The Company maintains product liability insurance with coverage limits of $1.0 million per occurrence with an annual aggregate policy limit of $1.0 million. The Company's product liability insurance provides coverage only for products currently manufactured and distributed. There can be no assurance that liability claims will not exceed the limits of such coverage or that such insurance will continue to be available on commercially reasonable terms or at all. Furthermore, the Company does not maintain insurance that would provide coverage for any costs or losses resulting from any required recall of its products due to alleged defects, whether instituted by the Company or a regulatory agency.

         CHANGES IN HEALTH-CARE INDUSTRY. The health-care industry is experiencing significant pressure to reduce costs. While the Company cannot predict what effect any proposals to contain health-care costs may have on its business, such proposals, if enacted, could have a material adverse effect on portions of its business, particularly its diagnostic instruments business. In order to reduce costs and to improve utilization of facilities, many health-care organizations have consolidated or merged or are considering consolidating or merging their operations or portions of their operations with the operations of other health-care organizations. The consolidation and merging of health-care organizations has reduced and can be expected to continue to reduce the number of potential purchasers for the Company's products, particularly its diagnostic instruments.

         LIMITATIONS ON BROKER-DEALER SALES OF COMPANY COMMON STOCK; APPLICABILITY OF "PENNY STOCK RULES". Federal regulations under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act") regulate the trading of so-called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on Nasdaq which are priced at less than $5.00 are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, during the time in which the Common Stock is quoted on the Nasdaq SmallCap Market and is priced below $5.00 per share, trading of the Common Stock is subject to the provisions of Section 15(b)(6) of the Exchange Act which make it unlawful for any broker-dealer to participate in a distribution of any penny stock without the consent of the Securities and Exchange Commission if, in the exercise of reasonable care, the broker-dealer is aware of or should have been aware of the participation of a previously sanctioned person. In such event, it may be more difficult for broker-dealers to sell the Company's Common Stock and purchasers of the shares of Common Stock may have difficulty in selling their shares in the future in the secondary trading market.

         In the event that the Company's Common Stock is delisted from the Nasdaq SmallCap Market and the Company fails other relevant criteria, trading of the Common Stock would be subject to the full range of the Penny Stock Rules. Under these rules, broker-dealers must take certain steps prior to selling a "penny stock," which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and (iii) providing the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Accordingly, delisting from the Nasdaq SmallCap Market and the application of the comprehensive Penny Stock Rules may make it more difficult for broker-dealers to sell the Company's Common Stock and purchasers of the shares of Common Stock may have difficulty in selling their shares in the future in the secondary trading market.

         POSSIBLE DILUTIVE EFFECT OF OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE DEBENTURES. As of September 30, 1996, there were 940,828 shares of Common Stock reserved for issuance upon the exercise of stock purchase warrants or options or the conversion of Debentures. To the extent the trading price of the Company's Common Stock at the time of exercise or conversion of any such warrants, options or Debentures exceeds the exercise or conversion prices, any such exercise or conversion will have a dilutive effect on the Company's shareholders.

         The Company's Articles of Incorporation, as amended, authorize the issuance of up to 14,285,714 shares of Common Stock, of which 1,864,728 shares were outstanding on September 30, 1996. The Company's Board of Directors has the authority to issue additional shares of Common Stock and to issue options and warrants to purchase shares of the Company's Common Stock without shareholder approval.

         AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK. HealthWatch is authorized to issue up to 1,428,571 shares of Preferred Stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of Preferred Stock. The issuance of any shares of Preferred Stock having rights superior to those of HealthWatch's Common Stock may result in a decrease in the value or market price of the Common Stock and could further be used by the Board as a device to prevent a change in control of HealthWatch. Holders of Preferred Stock may have the right to receive dividends, certain preferences in liquidation and conversion rights.

BUSINESS SEGMENTS

         HealthWatch's business consists of one business segment: medical products. Revenues for the Company's medical products for the past three fiscal years are as follows:

                                                                            Year Ended June 30,
                                                        -------------------------------------------------------------
                                                               1996                 1995                 1994
                                                               ----                 ----                 ----
Revenues:
   Medical Products
     Cardiology                                           $        564,993     $        610,623     $        863,904
     Peripheral Vascular                                  $        472,497     $      1,206,772     $      1,409,528
     Supplies & Technical
       Services                                           $      1,003,974     $      1,698,857     $     1,796,714
                                                          ----------------     ----------------     ---------------
         TOTAL                                            $      2,041,464     $      3,516,252     $      4,070,146


         For the year ended June 30, 1996, the Company reported a decline in revenues of $45,630 for cardiology products, $734,275 for peripheral vascular products and $694,883 for supplies and technical services when compared with fiscal 1995. For the year ended June 30, 1995, the Company reported a decline in revenues of $253,281 for cardiology products, $202,756 for peripheral vascular products and $97,857 for supplies and technical services when compared with fiscal 1994. The Company attributes the reduction in revenues for its cardiology and peripheral vascular products primarily to a general slowdown in the purchases of capital medical devices due to the uncertainty in the market for such products caused by proposed health-care reforms and efforts to reduce health-care costs. In addition the Company's revenues have been adversely affected by the lack of adequate working capital, changes in sales personnel, as well as the need to reduce prices for its products to meet price reductions by competitors, again , the Company believes, due to the softness in the markets for its products. Revenues from supplies and technical services are related to the placement of new cardiology and peripheral vascular products.

         Foreign sales accounted for $566,427, $1,318,233 and $1,228,205 of the Company's medical product revenues during fiscal 1996, 1995 and 1994, respectively. The revenues from the international market are generated by distributor sales and a wholly owned subsidiary, Cambridge Medical Equipments LTD., in England. Cambridge Medical Equipments LTD. accounted for revenues of $381,739, $561,364 and $476,856 for the three years ended June 30, 1996, 1995 and 1994, respectively. International product sales are primarily through distributors. HealthWatch currently has approximately 42 distributors worldwide. For additional information regarding the Company's business segments see Note 16 of the Notes to the Consolidated Financial Statements. Neither HealthWatch nor any of its affiliates does business with the government of Cuba or any person or affiliate located in Cuba.

MEDICAL PRODUCTS

         HealthWatch's goal has been to build a medical products business, with an emphasis on cardiac and vascular diagnostic products and IV instrumentation products for hospital, physician and home care use. HealthWatch's first cardiology acquisition was the acquisition in June 1990 of the assets of Telemed, a 20-year old electrocardiograph and ECG overread service business. HealthWatch considered Telemed's primary value to be its ECG software-based analysis program. During January 1995, the Company sold the Telemed ECG analysis program to an unrelated party for $75,000. The Company retained a license to use the program with its Cambridge products.

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

         In October 1990, HealthWatch acquired Life Sciences, a 16-year old company engaged in the design, manufacture and marketing of Doppler and ultrasound imaging systems for the noninvasive assessment of peripheral vascular diseases. Life Sciences has an installed base in excess of 2,850 systems. HealthWatch considered Life Sciences' primary value to be its established product line and customer base.

         In September 1993, HealthWatch acquired Metamed, a company formed in 1992 to develop a line of IV therapy and drug delivery devices. HealthWatch considered Metamed's primary value to be its proprietary technology.

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

         IV PRODUCTS. The concept of automated intravenous delivery was developed in the early 1970s with the introduction of drop counting IV delivery systems which relied on counting drops of assumed volume for system accuracy. IV delivery systems have evolved into sophisticated computer controlled controller and pump systems. Controller systems rely on gravity to provide the delivery force whereas pump systems use either a syringe pump or peristaltic mechanism to force the fluid to the patient.

         The Company has adopted the concept of drop counting systems and applied computer technology to develop a system which determines the flow rate and volume based on the input through a flow sensor. The Company's measurement system requires substantially less power than competing systems, which enables the required electronics and controls to be incorporated into the flow sensor itself, resulting in smaller and lighter systems as well as systems that the Company believes will be easier to use and less costly than controller and pump systems currently being marketed. In addition, the Company's devices are designed to be used with a variety of IV sets, including most 10, 15, 20 and 60 drop sets, the standard drop sizes for IV tubing used in the United States, compared to other devices which generally can be used only with proprietary IV sets designed for the particular controller or pump being used. The ability to be used with a variety of sets is also expected to make the Company's system easier to use and to lower total costs incurred in providing IV therapy to patients.

         The PACER, the Company's first IV product, a controller, which was approved for marketing by the FDA in April 1994, has recently been introduced and initial marketing efforts commenced. The PACER'S list price is $1,200, compared to competing single channel products, normally IV pumps, which sell for in excess of $2,000 for products with features similar to those for the PACER to up to $6,500 or more for more complicated pump products with specialized operating features. The PACER may be used with a variety of IV sets, including generic sets which generally sell for significantly less than proprietary sets which normally must be used with competing IV pump products. The use of generic IV sets can save users from $1.25 to $9.25 per IV set used. It is not unusual for hospitals to use annually from 140 to 200 sets per IV instrument.

         HealthWatch believes that there are approximately 1,000,000 IV controllers and pumps currently being used in the U.S. and that approximately 140,000 IV instruments are sold annually in the U.S. and that the international market is equal in size to the U.S. market. The Company intends to market the PACER based on its ease of use and the potentially significant cost savings which users of the PACER may recognize, both due to the lower cost for the PACER and the ability to use lower-priced IV sets.

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

         The Cambridge MC6000 series of electrocardiograph equipment offers a wide range of options, from the basic 12-lead system (MC6600) to an advanced exercise testing configuration (MC6900A). The Telemed software has been migrated to the Cambridge MC6000 series to complete this product line. Cambridge ECG equipment sells from $4,500 to $13,500.

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

         SUPPLIES AND TECHNICAL SERVICES. In addition to the sale of medical instruments, HealthWatch sells disposable supplies, such as ECG recording paper and electrodes and electrasound gels and cuffs, to purchasers of its cardiology and peripheral vascular equipment and provides technical service/maintenance for such equipment. During fiscal 1996 and 1995, sales of supplies and revenues from service and maintenance activities accounted for approximately 49 and 44 percent, respectively, of HealthWatch's revenues from its medical products business segment.

SALES AND MARKETING

         The Company has a Director of Sales and Marketing, one full-time and three part-time field sales support representatives and one customer service representative. The Company's ability to develop and implement marketing programs for its existing products and to develop a direct sales force for its products has been limited because of its lack of working capital.

         The Company markets internationally through selected independent manufacturers' representatives and distributors who have appropriately trained staff capable of providing sales and service for the Company's products. The Company presently has 42 foreign independent manufacturers' representatives and distributors who service approximately 70 percent of the international markets.

         Initially, HealthWatch intends to distribute the PACER, its first IV product, through independent dealers or manufacturers' representatives. The Company believes that the long-term success of any marketing program for its IV instruments may require that the Company obtain a line of disposable IV sets to distribute with its IV instruments. The Company intends to market its IV instruments based on their ease of use and potentially significant cost savings which users may recognize, both due to the instrument's lower cost and the ability to use lower-priced IV sets.

MANUFACTURING

         The Company's manufacturing operations consist primarily of what is referred to in the industry as "FAT" (final assembly and testing). The Company has utilized outside consultants to assist in the design of its products. The Company attempts to maintain a limited inventory of finished products and normally attempts to fill orders within a month of their receipt. The Company generally does not have any significant backlog of orders.

         HealthWatch is in the beginning stages of producing the PACER, its first IV product. Current plans call for producing approximately 100 units of the PACER during November and December 1996. Since the Company's primary activities relating to the production of this product are the assembly, testing and shipping of the final product, the Company believes that if it has adequate working capital to fund the purchase of raw materials and component parts it will be able to increase production levels rapidly after December 1996. Due to the difficulty of obtaining the original microprocessor chip to be used in the PACER, the Company redesigned the PACER so that it uses a different microprocessor chip which is more readily available to the Company. Several of the key components for the PACER must be ordered 60 or more days in advance of their anticipated need in order to assure their availability on a timely basis. This need substantially increases the Company's working capital requirements and may limit its ability to rapidly increase production capabilities for the PACER should this be required in order to meet rapidly increasing order rates for this product.

         Certain raw materials for the Company's products, particularly its new IV product, are available from only one or a limited number of suppliers and may be available to the Company only if it places significant orders which represent several months or more of the Company's projected needs for such materials. The need to purchase significant quantities of these materials in advance of their use, substantially increases the Company's working capital requirements. There can be no assurance that the Company's current suppliers for these products will continue to supply them to the Company. While alternative sources for such items are generally available, the Company could be required to re-design its products in order to be able to use the alternative materials provided by these additional suppliers. Any such re-design of the Company's products could be expensive and time-consuming and could require six or more months to complete.

RESEARCH AND DEVELOPMENT

         The Company expects to incur additional expenses for the completion of the design-related work and initial product builds for the IV controller system. In addition, subject to available capital resources, the Company may make certain enhancements to its Modular Vascular Laboratory, a product sold under the Life Sciences name. During the years ended June 30, 1996, 1995 and 1994, the Company spent $345,240, $499,099 and $201,713, respectively, on research and development activities.

PROPRIETARY INFORMATION

         The Company seeks protection of its proprietary interest in software products and trade secrets. The Company historically has not relied on patents to protect the proprietary aspects of its products. While the Company's licensed IV technology includes a U.S. patent, the patent may not provide significant protection with respect to development of a competing product with capabilities similar to the Company's initial IV product. HealthWatch maintains nondisclosure and confidentiality agreements with its employees. While the enforceability of such agreements cannot be assured, the Company believes that they provide a deterrent to the use of information which may be proprietary to the Company. The Company licenses certain technology for its IV products from Howard R. Everhart, a former officer and director of the Company, and licenses the technology for certain components of its other products from unrelated persons for which it pays license or royalty fees.

PRODUCT WARRANTY AND SERVICE

         The Company warrants its products against defects in material and workmanship generally for one year. Warranty service is ordinarily provided by the Company. If a product defect cannot be easily fixed at the customer's office, the Company's policy is to replace the defective component and return it to the Company's office for repairs.

COMPETITION

         There are many companies that produce equipment which competes with the Company's cardiology products. While there is significant competition for each of the Company's peripheral vascular products, the number of competitors, particularly ones that offer as broad a range of products as does HealthWatch, is significantly less in the peripheral vascular markets than in the cardiology markets. Many of the Company's competitors, particularly in the cardiology markets, have substantially greater financial and marketing resources than the Company. Hewlett-Packard Corporation, Marquette Electronics, Inc. and Quinton Instruments Co., all of which are substantially larger than HealthWatch, account for a substantial portion of the market for ECG products similar to those sold by HealthWatch. For the products to be sold in the IV instrumentation business there are a number of competitors which provide mostly "high end" IV controllers and pumps. Over 80% of the domestic market for IV instruments is dominated by a few companies, including, Baxter Healthcare Corporation, Abbott Laboratories, IVAC Corporation and IMED Corporation. All of these companies are substantially larger than HealthWatch. The international market for IV products is largely fragmented with local manufacturers.

         Competition for medical products generally is on the basis of product performance and cost. The Company's cardiology and vascular products generally are priced in the mid-range of competing products with the Life Sciences fully configured MVL product priced at the high-end of the peripheral vascular market. In the IV instrumentation market, competition has historically been based on product performance and reputation. With the implementation of the Health Care Reform Act in 1986, competition in these markets has become more focused on the cost per use of the IV instruments. HealthWatch IV instruments are expected to be substantially lower in cost per use than currently marketed products in both the hospital and home-care markets. The Company expects to encounter intense competition in the market for its IV products. This could require that the Company commit significantly greater resources to the introduction of its IV products than would otherwise be required.

GOVERNMENT REGULATION

         The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, packaging, labeling, distribution and promotion of medical devices.

         Pursuant to the FFDCA, medical devices intended for human use are classified into three categories, Classes I, II and III, on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to good manufacturing practice regulations) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval from the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices). Electronic infusion devices are classified by the FDA as Class II medical devices.

         If a new Class II medical device is substantially equivalent in terms of safety and effectiveness to a medical device already legally marketed in the United States, the FDA requirements may be satisfied through a procedure known as a "510(k) Submission," in which the applicant provides product information supporting its claim of substantial equivalency. "Substantial equivalence" means that a device has the same intended use and the same technological characteristics as the legally marketed device, or the same intended use and different technological characteristics, provided that it can be demonstrated that the device is as safe and effective as the legally marketed device, and does not raise different questions regarding safety and effectiveness. A "legally marketed device" to which a new device may be compared for a determination regarding substantial equivalence is a device that was legally marketed prior to May 28, 1976, when the Medical Device Amendments were added to the FFDCA, or a device which has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent through the 510(k) premarket notification process.

         Commercial distribution of a device for which a 510(k) Submission is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a legally marketed device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. This may include a requirement for clinical testing of the device. It generally takes from four to twelve months from submission of a 510(k) to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, in which case a PMA may be required, or that additional information is needed before a substantial equivalence determination can be made, in which case data from safety and effectiveness tests, including clinical tests, may be required. A "not substantially equivalent" determination or a request for additional information could delay the market introduction of new products that fall into this category.

         The Company received 510(k) clearance to begin marketing the PACER in the United States in April 1994.

         The FFDCA requires the filing of a new 510(k) Submission when, among other things, there is a major change or modification in the intended use of the device or a change or modification, including product enhancements, to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is responsible for making the initial determination as to whether a proposed change to a cleared device or to its intended use necessitates the filing of a new 510(k) Submission.

         The Company does not believe that changes made to the PACER since the original 510(k) Submission require a new 510(k) Submission for the PACER. However, there can be no assurance that the FDA would agree with the Company's determination. If in the future the FDA concluded that the changes required a new 510(k) Submission, the FDA could prohibit the Company from marketing the PACER until the Company files a new 510(k) Submission and obtains clearance from the FDA. The FDA could also take regulatory action against the Company for any prior distribution of the PACER which incorporated changes. Alternatively, the FDA could use its discretion not to take any regulatory steps with regard to this issue.

         The Company has recently filed a new 510(k) Submission for the PACER in order to incorporate two new features, an automatic flow stop and an increased rate range for infusions. Additional product modifications, including new software features, that the Company may develop in the future will likely require 510(k) clearance if the modifications could affect the safety or efficacy of the Company's products. If the Company determines that any modifications that it may make to its cleared devices do not require a new 510(k) Submission, there can be no assurance that the FDA would agree with the Company's determinations and would not require a new 510(k) Submission for any modifications made to the devices. If the FDA requires the Company to file a new 510(k) Submission for any modification to the device, the Company may be prohibited from marketing the device as modified until it obtains clearance from the FDA. There can be no assurance that the Company will obtain 510(k) clearance on a timely basis, if at all, for any device modification for which it files a future 510(k) Submission. If 510(k) clearance is granted, there can be no assurance that it will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

         Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA. Device manufacturers are required to register their establishments and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FFDCA requires devices to be manufactured in accordance with GMP regulations which impose certain process, procedure and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA has proposed changes to the GMP regulations which, if finalized, would likely increase the cost of complying with GMP requirements. The Company believes that its manufacturing and quality control procedures substantially conform to the requirements of FDA regulations.

         In addition, the Medical Device Reporting regulation obligates the Company to inform the FDA whenever there is reasonable evidence to suggest that one of its devices may have caused or contributed to death or serious injury, or where one of its devices malfunctions and, if the malfunction were to recur, the device would be likely to cause or contribute to a death or serious injury.

         Labeling and promotion activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

         If, as a result of FDA inspections, MDR reports or information derived from any other source, the FDA believes the Company is not in compliance with the law, the FDA can refuse to clear pending 510(k) Submissions; withdraw previously cleared 510(k) Submissions; require notification to users regarding newly found unreasonable risks; request repair, refund or replacement of faulty devices; request corrective advertisements, formal recalls or temporary marketing suspension; impose civil penalties; or institute legal proceedings to detain or seize products, enjoin future violations, or seek criminal penalties against the Company, its officers or employees. Civil penalties for FFDCA violations may be assessed by the FDA in lieu of or in addition to instituting legal action. Civil penalties may range up to $15,000 per violation for violations of the FFDCA, and a maximum of $1,000,000 per proceeding. Civil penalties may not be imposed for GMP violations, unless the violations involve a significant or knowing departure from the requirements of the FFDCA or a risk to public health. The FDA provides manufacturers with an opportunity to be heard prior to the assessment of civil penalties. If civil penalties are assessed, judicial review is available.

         The Company intends to export, its products to Europe, Japan and other foreign countries. Exports of products that have market clearance from the FDA in the United States do not require FDA authorization for export. However, foreign countries often require, among other things, an FDA certificate for products for export. To obtain a CPE the device manufacturer must certify to the FDA that the product has been granted clearance in the United States and that the manufacturing facilities appeared to be in compliance with GMPs at the time of the last FDA inspection. The FDA will refuse to issue a CPE if significant outstanding GMP violations exist.

         International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The Company plans to use its distributors to assist in obtaining any necessary foreign governmental and regulatory approvals. The Company does not currently have its products registered or approved in any countries requiring an extensive registration or approval process and has, therefore, not sold any products in such countries.

         The Company has recently received Underwriters Laboratory, Inc. product recognition under UL 544, Standard for Medical and Dental Equipment for the PACER. To maintain "UL" status, the Company will be subject to quarterly inspections by Underwriters Laboratory, Inc.

         The Company and its products are also subject to a variety of state and local laws and regulations in those states or localities where its products are or will be marketed. Use of the Company's products is subject to inspection, quality control, quality assurance, proficiency testing, documentation and safety reporting standards promulgated by JCAHO. Various states and municipalities may also have similar regulations.

         Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations.


KEY EMPLOYEES; ADVISORY BOARD

         The executive officers and key employees of HealthWatch are as follows:

   Name                   Age    Positions With The Company
   ----                   ---    --------------------------
   Lindley S. Branson     54     President  and Chief  Executive  and Chief
                                 Financial Officer

   Douglas C. Layman      45     Vice President--Engineering

   George T. Mier         45     Director of Sales and Marketing

   Robert P. Apgar        43     Director of Manufacturing

   David N. Thompson      40     Director,  Service,  Quality  Control  and
                                 Regulatory Compliance

   Annette D. Agner       39     Treasurer/Controller


         Lindley S. Branson has been President and Chief Executive and Chief Financial Officer of the Company since September 1995. Mr. Branson has been a partner with the Minneapolis, Minnesota law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A. for more than the last five years. Mr. Branson currently devotes approximately 50% of his time to the Company.

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

         George T. Mier. Mr. Mier has been Director of Sales and Marketing of the Company since March 1996. Prior to joining HealthWatch, he was Vice President Sales and Customer Care and Senior Consultant for Innotech, Inc., a manufacturer of opthalmic equipment and disposables, from 1993 to 1995, National Sales Director, World Learning, Inc., an educational company, from 1992 to 1993 and National Sales Manager or Regional Manager for American Optical Corp., a medical products company, from 1988 to 1992.

         Robert P. Apgar. Mr. Apgar has been Director of Manufacturing of the Company since November 1995. Prior to joining HealthWatch, he was a Project Director with Ivac Corporation, a medical products company in the intravenous instrumentation business, a position he had held for more than five years.

         David L. Thompson. Mr. Thompson has been employed by HealthWatch and Life Sciences, Inc., a predecessor company, for more than 18 years, recently as Director, Service, Quality Control and Regulatory Compliance.

         Annette D. Agner. Ms. Agner has been Treasurer/Controller of the Company since 1993 and has been employed by the Company for more than 10 years.

         The Company has recently formed an Advisory Board consisting of five physicians in order to assist the Company in developing its marketing and sales strategy for its new PACER product, to help the Company evaluate and develop new products and possible additions to its IV product line. The members of the Advisory Board are as follows:

         Michael M. Stamos, M.D. Dr. Stamos is Assistant Professor of Surgery, Chief, Colon & Rectal Surgery, at the University of California, Los Angeles. Dr. Stamos has published internationally and lectured on medical device research and conducted studies of emerging technologies for companies such as Phizer and Johnson & Johnson.

         Jack L. Moore, M.D. Dr. Moore is an Attending Physician at Kaiser Hospital-Bellflower, California, and is currently President of the medical staff for the hospital and past President of the California Society of Anesthesiologists and the Los Angeles County Society of Anesthesiologists.

         James W. Futrell, M.D. Dr. Futrell is an Attending Physician at Cedars Sinai Medical Center, Chief Executive Officer of a 120-physician IPA in Los Angeles and past President of the Los Angeles County Society of
Anesthesiologists.

         Kenneth M. Holt, M.D. Dr. Holt is President of Specific Communications Management Services Organization, Harbor City, California. Dr. Holt is former Chief of Staff, Bay Harbor Hospital.

         Robert W. Finley, M.D. Dr. Finley is a Family Physician, in private practice in Bellflower, California, and is Chief of Staff, Bellflower Medical Center.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

                   MARKET FOR THE COMPANY' S COMMON STOCK AND
                           RELATED SHAREHOLDER MATTERS

         The number of record holders of the Company's Common Stock on September 30,1996 was 729. The high and low sale prices as reported on the Nasdaq Small Cap Market are shown in the table below (adjusted to reflect the seven-for-one reverse stock split effective May 13, 1996). These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions.

         QUARTER ENDED                  HIGH              LOW
         -------------                  ----              ---
         1994
         September 30                    14.00             7.875
         December 31                     10.50              7.00

         1995
         March 31                      2.84375             2.625
         June 30                       3.28125           1.96875
         September 30                   4.8125            2.1875
         December 31                     4.375            2.1875

         1996
         March 31                       3.9375            2.1875
         June 30                         4.188              2.00
         September 30                     4.50            3.1875

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

         HealthWatch has incurred losses from operations in each of its last three fiscal years. Due to the significantly better margins anticipated for its IV products than for its diagnostic products, the Company's primary focus is on the development of its IV business

RESULTS OF OPERATIONS

         1996 COMPARED TO 1995. The following table compares the results of operations for fiscal 1996 fiscal 1995 to present a comparative basis for the analysis of the differences in operating results for those periods.

                                                                                             1996 vs 1995
                                      ------------------- -----------------------
                                             1996                  1995                  Increase (Decrease)
                                                                                         -------------------
                                      ------------------- -----------------------

Product sales                             $ 2,041,464            $ 3,516,252        ($1,474,788)          (41.9%)
Product cost of sales                       1,603,454              2,399,543           (796,089)          (33.2)
                                          -----------            -----------
  Gross profit                                438,010              1,116,709           (678,699)          (60.8)

Selling, general & administrative.          1,685,445              2,105,148           (419,703)          (19.9)
Research & development                        345,240                499,099           (153,859)          (30.8)
Depreciation & amortization                   325,872                355,701            (29,829)           (8.4)
                                          -----------             ----------
  Total operating costs & expenses          2,356,557              2,959,948           (603,391)          (20.4)
                                          -----------             ----------
  Loss from continuing
     operations                            (1,918,534)            (1,843,239)           (75,300)           (4.1)

Other income (expenses):
  Interest income                               8,030                  4,546              3,484            76.6
  Interest expense                            (66,196)               (76,943)           (10,747)          (14.0)
  Miscellaneous                                     0                 85,182             85,182             100
                                          -----------            -----------
    Total other income (expenses)             (58,166)                12,785            (70,953)         (555.0)
                                          -----------            -----------
  Extraordinary Item                            7,974                 61,603            (53,629)          (87.1)
                                          -----------            -----------
 Net Loss                                 ($1,968,739)           ($1,768,851)          $199,888            11.3%
                                          ============           ===========


         Revenues declined 41.9% during 1996, compared to 1995, due primarily to a decline in product sales. The Company believes that product sales continue to be depressed as a result of the Company's lack of adequate working capital which has adversely affected its level of sales as the Company has not been able to support both the development of its new IV product and selling efforts and enhancements to its existing products. In addition, the Company believes that uncertainty in the medical community regarding the reimbursement effects of health-care reforms; consolidations of hospital and other health-care institutions resulting in fewer customers for the Company's diagnostic products and delays in making purchase commitments by institutions engaged in merger or consolidation discussions; and competitive pressure on product prices also contribute to depressed sales.

         Cost of products sold were 33.2% lower in 1996, compared to 1995, due primarily to lower sales and to reduced operating costs. Gross margin was 21.5% in 1996, compared to 31.7% for 1995. The lower gross margin in 1996 was due primarily to the decreased sales revenues during the period.

         Selling, general and administrative expenses as a percent of sales were 82.6% in 1996, compared to 60.0% in the prior year. This increase was due primarily to the lower sales level and to planned expenditures associated with the introduction of the new IV product and increased promotional expenses.

         Research and development expenses decreased 30.8% in 1996, compared to 1995, as development efforts on the Company's IV controller have declined as the Company's efforts with the new IV product shift to production of the initial units.

         Interest expenses decreased 14% in 1996, compared to 1995, due to a lower level of borrowing. Miscellaneous income decreased 100% in 1996, compared to 1995, due primarily to the sale in 1995 of the Telemed interpretive software.

         1995 COMPARED TO 1994. The following table compares the results of operations for fiscal 1995 and fiscal 1994 to present a comparative basis for the analysis of the differences in operating results for those periods.

                                                                                               1995 vs 1994
                                      -------------------------------------------
                                             1995                  1994                     Increase (Decrease)
                                                                                            -------------------
                                      ------------------- -----------------------

Product sales                              $3,516,252          $4,070,146               ($553,894)           (13.6%)
Product cost of sales                       2,399,543           2,951,490                (551,947)           (18.7)
                                            ---------           ---------
  Gross profit                              1,116,709           1,118,656                  (1,947)            (0.2)

Selling, general & administrative           2,105,148           2,513,458                (408,310)           (16.2)
Research & development                        499,099             201,713                 297,386            147.4
Depreciation & amortization                   355,701             404,444                 (48,743)           (12.1)
                                            ---------           ---------
  Total operating costs &
       expenses                             2,959,948           3,119,615                (159,667)            (5.1)
                                            ---------           ---------
  Loss from continuing
          operations                       (1,843,239)         (2,000,959)               (157,720)            (7.9)
Other income (expenses):
  Interest income                               4,546              14,084                  (9,538)           (67.7)
  Interest expense                            (76,943)            (88,976)                (12,033)           (13.5)
  Metamed Product
   Development                                  --               (775,580)               (775,580)          (100.0)
   Gain on sales of assets                      --                 14,298                 (14,298)          (100.0)
  Miscellaneous                                85,182              (3,480)                 88,662            N/M
                                            ---------           ---------
     Total other income
         (expenses)                            12,785            (839,654)               (852,439)          (101.5)
                                            ---------           ---------
Loss before
  extraordinary item                       (1,830,454)         (2,840,613)             (1,010,159)           (35.6)
Extraordinary item:
  Gain from reduction
   in debt obligation                          61,603              24,328                  37,275            153.2
                                            ---------           ---------
  Net loss                                ($1,768,851)        ($2,816,285)            ($1,047,434)           (37.2%)
                                          ============        ============


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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company had $308,626 of cash and accounts receivable. Due to the Company's operating losses, it has been required to raise additional debt and equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. In August 1995, the Company completed the sale of 148,714 Units of its securities, at a purchase price of $7.00 per Unit. Each Unit consisted of four shares of Common Stock and two redeemable Common Stock Purchase Warrants. During 1996, the Company also issued an aggregate of 148,775 shares of its Common Stock in payment of trade accounts payable in the amount of $308,095 and for services in the amount of $182,126, and sold 303,532 shares of its Common Stock upon exercise of stock purchase warrants for an aggregate consideration, net of expenses, of $608,417.

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

SAFE HARBOR STATEMENT

         Information and statements in this report, other than historical information, should be considered forward looking and reflect management's current views of future events and financial performance that involve a number of risk and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the items discussed under Item 1 "BUSINESS-Risk Factors."

ITEM 7.  FINANCIAL STATEMENTS.

         The Financial Statements are attached at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS , PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of HealthWatch are as follows:

                              Director
Name                            Since    Age    Positions With The Company
----                          --------   ---    --------------------------
Lindley S. Branson               --      54     President and Chief Executive
                                                and Chief Financial Officer

Douglas C. Layman                --      45     Vice President--Engineering

Annette D. Agner                 --      39     Treasurer/Controller

Sanford L. Schwartz             1983     46     Chairman of the Board of
                                                Directors

Kenneth A. Selzer, M.D.         1988     41     Director


         Lindley S. Branson has been President and Chief Executive and Chief Financial Officer of the Company since September 1995. Mr. Branson has been a partner with the Minneapolis, Minnesota law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A. for more than the last five years. Mr. Branson currently devotes approximately 50% of his time to the Company.

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

         Annette D. Agner. Ms. Agner has been Treasurer/Controller of the Company since 1993 and has been employed by the Company for more than 10 years.

         Sanford L. Schwartz. Mr. Schwartz, Chairman of the Board of Directors of the Company, has been a consultant with Creative Business Strategies, Inc., a business/development consulting firm, since July 1992. He served as Chief Executive Officer of the Company from June 1983 to September 1993. Mr. Schwartz is a director of Renaissance Entertainment Corporation.

         Kenneth A. Selzer, M.D. Dr. Selzer is President and Chief Executive Officer of Integrated Neuroscience Consortium, Inc., a trial management organization formed in September 1996; is a physician with North County Neurology Associates, a medical group, which position he has held since 1993; and a physician with the U.C.S.D. Medical Center, La Jolla, California, which position he has held since June 1993. He was a resident in neurology at Vanderbilt University from January 1991 to May 1993 and has been a general partner of La Jolla Consulting Group, a consulting firm which specializes in biomedical products, biotechnology and health care services, since January 1989. From November 1985 to December 1988, Dr. Selzer was President of Integrated Healthcare Services, Inc., a company which provided administrative services to medical centers.

CERTAIN FILINGS

         On May 1, 1991, comprehensive new rules promulgated by the Securities and Exchange Commission relating to the reporting of securities transactions by directors and officers became effective. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended June 30, 1996, all required reports were timely filed, except that Annette Agner, Controller of the Company, was nine month's late in reporting a stock grant declared in December 1993.

ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION

         The following table sets forth, on an accrual basis, the aggregate cash compensation paid by the Company and its subsidiaries during the three fiscal years ended June 30, 1996, to the Company's President and Chief Executive Officer, former President and Chief Executive Officer and Chairman of the Board of Directors. No officer or director of the Company received compensation of $100,000 or more in fiscal 1996.

Name and Principal          Fiscal                                     Options          Restricted          All Other
Position                     Year         Salary         Bonus     (No. of Shares)     Stock Awards        Compensation
--------                    ------       --------        -----     ---------------     ------------        ------------

Lindley S. Branson          1996         $54,000          --         18,571shs.               --                  --
 President and CEO          1995              --          --             --                   --                  --
                            1994              --          --             --                   --                  --

John D. Greenbaum,          1996         $49,405          --          1,429shs.            4,286shs.              --
 President and CEO          1995        $101,207          --          3,571shs.(1)            --              $6,818
                            1994        $150,000          --             --                   --              $7,200

Sanford L. Schwartz,        1996      $   36,247(2)       --             --                   --                  --
  Chairman of the           1995      $   33,250(2)       --         11,035shs.(1)        35,714shs.(2)           --
  Board of Directors        1994      $   25,000(2)       --             --                2,142shs.              --
------------


(1) Includes for Messrs. Greenbaum and Schwartz, 3,928 and 3,892 shares, respectively, subject to previously granted options which were repriced during the fiscal year.

(2) Includes amounts paid to Creative Business Strategies, Inc. ("CBS"). Mr. Schwartz is an officer, director and principal shareholder of CBS. The fair market value as of the date of grants of the shares of Common Stock subject to the stock awards were $81,000 in 1995 and $26,250 in 1994.

         During fiscal 1995, Kenneth A. Selzer, M.D., a director of the Company, received a stock award of 3,571 shares of Common Stock (fair market value at date of grant of $9,500) and was granted options for 10,714 shares of Common Stock in consideration for services rendered both as a director and as a consultant to the Company. Dr. Selzer's outstanding stock options were also repriced during the year.

STOCK BASED COMPENSATION

         The Company has a 1989 Incentive Stock Option Plan and 1993 and 1995 Stock Option Plans ("the Plans") for its key employees directors and consultants to purchase shares of the Company's Common Stock. The Plans provide that the purchase price of the shares covered by incentive stock options may not be less than the fair market value of the shares on the date the option was granted. Nonstatutory stock options granted can be granted at exercise prices of 85% or more of the fair market value of the Company's Common Stock on the date of grant. To date, all options granted under the Plans have been at exercise prices equal to the fair market value of the Common Stock on the date the Company agreed to grant the options.

         The Company has, from time to time, also provided nonstatutory stock options outside of the Plans to directors, officers and consultants and has awarded stock grants to officers, directors, employees and consultants in consideration for services. These nonstatutory options generally have had a term of three to five years and have had exercise prices equal to the fair market value of the Company's Common Stock on the date the options were granted. At September 30, 1996, the Company had an aggregate of 481,700 shares reserved under the Plans and its 1995 Stock Bonus and Salary Deferral Plan, including 191,639 shares reserved for issuance pursuant to outstanding stock options under the Plans.

DIRECTORS' REPORT. On May 1, 1995, the Board of Directors unanimously approved repricing all outstanding stock options held by current employees and directors of the Company (a total of 22,456 shares), including 3,928, 3,892 and 5,250 shares subject to options held by John D. Greenbaum, Sanford L. Schwartz and Kenneth A. Selzer, M.D., respectively, all of whom were directors of the Company. Mr. Greenbaum was also President and Chief Executive Officer of the Company at the time of such action. It was the Board of Directors' opinion that the repricing of these options was appropriate in view of the Company's inability to provide adequate cash compensation, particularly to its officers and directors, due to the Company's lack of working capital. On May 1, 1995, John D. Greenbaum was being paid a salary of $4,167 per month, which represented a substantial reduction in the $12,500 per month salary he was to have been paid pursuant to his employment agreement with the Company, and the Company had an accrued obligation of $43,161 to Sanford L. Schwartz and an affiliated company which was then past due.

         The following table shows option grants during fiscal 1996 to the named executive officers of the Company.

                                                             Percent of Total          Exercise          Expiration
             Name                    Options Granted          Options Granted            Price              Date
 -----------------------------     --------------------    ----------------------     ------------     ----------------

 Lindley S. Branson                    18,571 shs.                14.8%                  $3.29         12/11/00

 John D. Greenbaum                      1,429 shs.                 1.1%                  $3.29         2/6/97

 Sanford L. Schwartz                     None                      -                      -            -


         The following table shows the number of options exercised during fiscal 1996 and the 1996 fiscal year-end value of the options held at the end of the fiscal year by the named executive officer and by the groups indicated.

                                                                                             Value of Unexercised
                              Shares Acquired on    Number of Unexercised Options at         in-the-money Options
                                   Exercise                   June 30, 1996                    at June 30, 1996
           Name                   of Options            Exercisable/Unexercisable          Exercisable/Unexercisable
           ----               ------------------    --------------------------------       -------------------------
Lindley S. Branson                   None                    18,571/-0- shs.                       $-0-/$-0-
John D. Greenbaum                    None                    5,000/-0- shs.                       $ -0-/$-0-
Sanford L. Schwartz                  None                   6,472/4,564 shs.                   $ 21,422/$15,107



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of September 30, 1996, the shares of Common Stock and percentage of total shares owned by the shareholders known to beneficially own 5% of the Company's outstanding shares of Common Stock, each director of the Company, and as to all officers and directors as a group. All persons indicated have (unless indicated to the contrary) sole or shared with spouse voting and dispositive power over such shares.

           Name and Address of             Amount Beneficially
        Beneficial Owner, Name of                 Owned
     Director, or Identity of Group                                 Percentage
     ------------------------------        -------------------      ----------
Lindley S. Branson                              91,428(1)              4.8%

Sanford L. Schwartz                             58,467(1)(2)           3.1%

Kenneth A. Selzer, M.D.                         17,681(1)              *

All Officers and Directors as a Group          186,679(1)              9.6%
  (5 persons)


  ----------------

*        Less than one percent of shares outstanding.

(1) Includes for the following persons the number of shares set forth opposite their name which are issuable within 60 days of the date of this Memorandum upon exercise of outstanding stock purchase options or warrants or conversion of outstanding debentures: Branson--32,857 shares; Schwartz--17,777 shares; Selzer--14,110 shares; all officers and directors as a group--82,236 shares.

(2) Includes 35,714 shares owned by Creative Business Strategies, Inc., a company with which Mr. Schwartz is affiliated.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal years 1996, 1995 and 1994, the Company paid certain directors or affiliated companies fees for services rendered. For information regarding amounts paid in fiscal 1996 and 1995 to such persons, see "Compensation." In fiscal 1994, no such director and/or affiliated company received fees aggregating $60,000 or more except for Creative Business Strategies, Inc., a company owned by Sanford L. Schwartz, Chairman of the Board of Directors, and Allen R. Goldstone, a former officer/director of the Company, which company was paid on an accrual basis approximately $62,000 for services rendered during fiscal 1994. In addition, Messrs. Schwartz and Goldstone received stock grants which, on the date of grant, had a fair market value of approximately $25,000 each.

         During September 1993, the Company completed the acquisition of Metamed, Inc. Howard R. Everhart, a former officer and director of the Company, and John D. Greenbaum, President of the Company, were officers and directors and the principal stockholders of Metamed and received 36,492 and 34,820 shares, respectively, of the Company's Common Stock in connection with such acquisition. Messrs. Everhart and Greenbaum were elected officers and directors of the Company upon completion of the acquisition. HealthWatch learned of Metamed in connection with the Company's retention of Mr. Greenbaum in 1993 to review and provide recommendations on improving its operating procedures and personnel. Mr. Greenbaum had had no prior relationship with the Company or any of its officers or directors. In accordance with a license agreement amended at the time that HealthWatch acquired Metamed, Inc., Mr. Everhart is being paid license fees of a minimum of $40,000 per year for six years commencing with regulatory approval for the first licensed product (April 7, 1994). Maximum fees to be paid pursuant to the agreement are $100,000 in the first year (actual amount paid was $40,000), $450,000 in the second and third years, $325,000 in the fourth year, $150,000 in the fifth year and $40,000 in the sixth year.

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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)      Listing of Exhibits:

          3.1     Articles of Incorporation, as amended, of the Company (1).
          3.2     Bylaws, as amended, of the Company (2).
          4.1     Specimen form of the Company's Common Stock certificate (2).
          4.2     HealthWatch, Inc. Stock Option Plan of 1989 (3).
          4.3     Form of Incentive Stock Option Agreement (3).
          4.4     Form of Nonstatutory Stock Option Agreement (3).
          4.5     HealthWatch, Inc. Stock Option Plan of 1993 (4).
          4.6     HealthWatch, Inc. Stock Option Plan of 1995 - filed herewith.
          4.7     HealthWatch, Inc. 1995 Stock Bonus and Salary Deferral Plan -
                  filed herewith.
          4.8     Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the
                  Company's 10% convertible senior debentures due 1997
                  (including as an appendix thereto the form of the debenture certificate) (5).
          4.9     Warrant Agreement dated May 19, 1995 between the Company and
                  Corporate Stock Transfer, Inc. (6).
          4.10    Form of Loan and Standby Purchase Agreement (6).
          4.11    Exchange Agreement for Preferred Stock and Stock Purchase
                  Warrant (6).
          4.12    Form of Subscription and Purchase Agreement, including form of Warrant (7)
         10.1     Lease Agreement dated November 19, 1993, between Steven P.
                  Cade and Wyeth W. Cade and the Company (5).
         10.2     Agreement and Plan of Merger dated July 27, 1993 by and among the Company, HealthWatch Technologies, Inc., Metamed, Inc.,
                  John D. Greenbaum and Howard R. Everhart (7).
         10.3     License Agreement dated February 27, 1992, as amended
                  September 13, 1993, between Howard R. Everhart and Metamed,
                  Inc. (5).
         10.4     Second Amendment to License Agreement dated May 9, 1995
                  between Howard R. Everhart and HealthWatch Technologies,
                  Inc. (6).
         10.5     Form of Exclusive Distributor Agreement - filed herewith.
         11       Computation of Earnings Per Share - filed herewith.
         21       Subsidiaries of the Company (5).
         23.1     Consent of Silverman Olson Thorvilson & Kaufmann, Ltd. --
                  filed herewith.
         27.1     Financial Data Schedule - filed herewith.



(1) Incorporated herein by reference to Registration Statement, Form 10-K for the year ended June 30, 1990 (File No. 0-11476).

(2) Incorporated herein by reference to Registration Statement, Form S-18 (File No. 2-85688D).

(3) Incorporated herein by reference to Registration Statement, Form S-2 (File No. 33-42831).

(4) Incorporated herein by reference to Registration Statement, Form 10-KSB, for the year ended June 30, 1994 (File No. 0-11476).

(5) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 33-73462).

(6) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 33-88126).

(7) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 333-09107).

(8) Incorporated herein by reference to Current Report, Form 8-K dated September 13, 1993 (File No. 0-11476).

(b) During the quarter ended June 30, 1996, Registrant did not file a report on Form 8-K.


                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HEALTHWATCH, INC.

Date:  September 30, 1996              By /s/ Lindley S. Branson
                                          ----------------------
                                              Lindley S. Branson,
                                             (President and Chief Executive
                                             Officer)


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Lindley S. Branson                                September 30, 1996
--------------------------------------------
Lindley S. Branson, (President, Chief
Executive Officer, Chief Financial
Officer (Principal Executive and
Financial Officer)


/s/ Annette D. Agner                                  September 30, 1996
--------------------------------------------
Annette D. Agner
Controller (Principal Accounting Officer)


/s/ Sanford L. Schwartz                               September 30, 1996
--------------------------------------------
Sanford L. Schwartz
(Director)


/s/ Kenneth A. Selzer, M.D.                           September 30, 1996
--------------------------------------------
Kenneth A. Selzer, M.D.
(Director)




                                HEALTHWATCH, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                             JUNE 30, 1996 AND 1995



                                HEALTHWATCH, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


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


Consolidated Statement of Cash Flows                                F-6 - F-7


Notes to Consolidated Financial Statements                          F-8 - F-20




                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
HealthWatch, Inc.
Vista, California

We have audited the accompanying consolidated balance sheet of HealthWatch, Inc. and its subsidiaries, as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthWatch, Inc. and its subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




SILVERMAN OLSON THORVILSON & KAUFMANN LTD
CERTIFIED PUBLIC ACCOUNTANTS
Minneapolis, Minnesota

August 16, 1996



                                HEALTHWATCH, INC.

                           CONSOLIDATED BALANCE SHEET

                             JUNE 30, 1996 AND 1995


                                ASSETS                                                 1996             1995
                                                                                   ------------    ------------
Current assets:
    Cash                                                                           $     79,083    $    742,981
    Accounts receivable, net of allowance for doubtful
        accounts of $11,567 and $29,487, respectively                                   229,543         285,956
    Inventory (Note 3)                                                                  818,935         927,201
    Subscription receivable (Note 4)                                                    104,568            --
    Other current assets                                                                 27,134         104,587
                                                                                   ------------    ------------
               Total current assets                                                   1,259,263       2,060,725

Property and equipment, net (Note 5)                                                     72,086         138,769
Intangible assets, net (Note 6)                                                       1,169,232       1,416,072
Other assets                                                                            117,971         138,553
                                                                                   ------------    ------------

               Total assets                                                        $  2,618,552    $  3,754,119
                                                                                   ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $    215,804    $    481,438
    Accrued compensation and payroll taxes                                              235,241         214,978
    Other accrued liabilities - related parties                                          34,154         143,799
    Other accrued liabilities - unrelated parties                                       298,304         354,415
    Note payable - related party (Note 7)                                                  --           160,000
    Notes payable - unrelated parties (Note 8)                                             --           125,000
    Deferred revenue                                                                    171,202         177,506
    Current portion of long-term debt (Note 9)                                             --             3,948
                                                                                   ------------    ------------
               Total current liabilities                                                954,705       1,661,084

Debentures payable - related parties (Note 10)                                           15,000          40,000
Debentures payable - unrelated parties (Note 10)                                        565,000         540,000
                                                                                   ------------    ------------
               Total liabilities                                                      1,534,705       2,241,084
                                                                                   ------------    ------------

Contingencies and commitments (Note 11)                                                    --              --

Shareholders' equity:
    Cumulative preferred stock, $.07 par value; 1,428,571 shares authorized,
        200,000 and 0 shares issued
        and outstanding, respectively (Notes 11 and 17)                                  14,000            --
    Common stock, $.07 par value; 14,285,714
        shares authorized, 1,624,581 and 720,060
        issued and outstanding, respectively (Note 17)                                  113,720          50,404
    Additional paid-in capital                                                       12,958,348      11,442,003
    Accumulated deficit                                                             (11,963,662)     (9,942,423)
    Equity adjustment from foreign currency translation                                 (38,559)        (36,949)
                                                                                   ------------    ------------

               Total shareholders' equity                                             1,083,847       1,513,035
                                                                                   ------------    ------------

               Total liabilities and shareholders' equity                          $  2,618,552    $  3,754,119
                                                                                   ============    ============

                   The accompanying notes are an integral part of the consolidated financial statements.



                                HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                                                  1996           1995
                                                              -----------    -----------
Product sales                                                 $ 2,041,464    $ 3,516,252
Product cost of sales                                           1,603,454      2,399,543
                                                              -----------    -----------

        Gross profit                                              438,010      1,116,709

Operating costs and expenses:
    Selling, general and administrative - related parties         173,413        149,100
    Selling, general and administrative - unrelated parties     1,512,032      1,956,048
    Depreciation and amortization                                 325,872        355,701
    Research and development - related parties                       --           54,047
    Research and development - unrelated parties                  345,240        445,052
                                                              -----------    -----------

        Total operating costs and expenses                      2,356,557      2,959,948
                                                              -----------    -----------

           Loss from continuing operations                     (1,918,547)    (1,843,239)

Other income (expense):
    Interest income                                                 8,030          4,546
    Interest expense - unrelated parties                          (64,621)       (72,395)
    Interest expense - related parties                             (1,575)        (4,548)
    Miscellaneous                                                    --           85,182
                                                              -----------    -----------

           Total other income (expense)                           (58,166)        12,785
                                                              -----------    -----------

           Loss from continuing operations before
               extraordinary item                              (1,976,713)    (1,830,454)

Extraordinary item - gain from
    extinguishment of debt (Note 15)                                7,974         61,603
                                                              -----------    -----------

           Net loss                                           $(1,968,739)   $(1,768,851)
                                                              ===========    ===========

Income (loss) per share of common stock:
        Continuing operations                                 $     (1.68)   $     (4.55)
        Extraordinary item                                            .01            .15
                                                              -----------    -----------

Net loss per share                                            $     (1.67)   $     (4.40)
                                                              ===========    ===========

Weighted average number of shares outstanding                   1,175,434        402,310
                                                              ===========    ===========



                   The accompanying notes are an integral part of the consolidated financial statements.



                                HEALTHWATCH, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                                               PREFERRED STOCK (NOTE 17)         COMMON STOCK (NOTE 17)
                                                                SHARES          AMOUNT           SHARES          AMOUNT
                                                             ------------    ------------       ---------    ------------
Balances at June 30, 1994                                            --      $       --           371,791    $     26,025

Receipt of subscription                                              --              --              --              --
Common stock issued in public offering (Note 12)                     --              --           313,627          21,954
Common stock issued for services                                     --              --            29,286           2,050
Common stock issued in private placement                             --              --             4,285             300
Common stock issued for conversion of debentures (Note 10)           --              --             1,071              75
Contractual dividend (Note 11)                                       --              --              --              --
Equity adjustment from foreign currency translation                  --              --              --              --
Net loss                                                             --              --              --              --
                                                             ------------    ------------       ---------    ------------

Balances at June 30, 1995                                            --              --           720,060          50,404

Common stock issued in public offering (Note 12)                     --              --           218,372          15,286
Common stock bonuses                                                 --              --             8,844             619
Common stock issued for accrued stock bonuses                        --              --            47,856           3,350
Preferred stock issued for conversion
of common stock (Note 11)                                         400,000          28,000         (57,143)         (4,000)
Common stock issued for conversion
    of preferred stock (Note 11)                                 (200,000)        (14,000)        171,428          12,000
Common stock issued for services                                     --              --            55,127           3,859
Common stock issued in settlement of liabilities                     --              --            93,648           6,555
Common stock warrants exercised                                      --              --           303,532          21,247
Common stock issued for conversion of notes payable                  --              --            62,857           4,400
Contractual dividend (Note 11)                                       --              --              --              --
Equity adjustment from foreign currency translation                  --              --              --              --
Net loss                                                             --              --              --              --
                                                             ------------    ------------       ---------    ------------

Balances at June 30, 1996                                         200,000    $     14,000       1,624,581    $    113,720
                                                             ============    ============    ============    ============


                       (WIDE TABLE CONTINUED FROM ABOVE)

     ADDITIONAL                                                         TOTAL
      PAID-IN      ACCUMULATED        EQUITY        SUBSCRIPTION     SHAREHOLDERS'
      CAPITAL        DEFICIT         ADJUSTMENT     RECEIVABLE         EQUITY
   ------------    ------------    ------------    ------------    ------------
   $ 10,700,887    $ (8,128,572)   $    (39,560)   $   (225,000)   $  2,333,780

           --              --              --           225,000         225,000
        387,650            --              --              --           409,604
        294,800            --              --              --           296,850
         44,700            --              --              --            45,000
         13,966            --              --              --            14,041
           --           (45,000)           --              --           (45,000)
           --              --             2,611            --             2,611
           --        (1,768,851)           --              --        (1,768,851)
   ------------    ------------    ------------    ------------    ------------

     11,442,003      (9,942,423)        (36,949)           --         1,513,035

        226,532            --              --              --           241,818
         32,786            --              --              --           143,205
        106,450            --              --              --              --

        (24,000)           --              --              --              --

          2,000            --              --              --              --
        178,267            --              --              --           182,126
        301,540            --              --              --           308,095
        587,170            --              --              --           608,417
        105,600            --              --              --           110,000
           --           (52,500)           --              --           (52,500)
           --              --            (1,610)           --            (1,610)
           --        (1,968,739)           --              --        (1,968,739)
   ------------    ------------    ------------    ------------    ------------

   $ 12,958,348    $(11,963,662)   $    (38,559)   $       --      $  1,083,847
   ============    ============    ============    ============    ============




                   The accompanying notes are an integral part
                      of the combined financial statements.



                                HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                                                         1996           1995
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(1,968,739)   $(1,768,851)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                 325,872        355,701
           Stock issued as payment of expenses                           215,531        296,850
           Extraordinary gain on extinguishment of debt                   (7,974)       (61,603)
           Discount on note receivable                                      --           13,639
        (Increase) decrease in assets:
           Accounts receivable                                            56,413        467,109
           Inventory                                                     108,266        279,108
           Other current assets                                           77,453         51,702
           Other assets                                                   20,582        (15,705)
        Increase (decrease) in liabilities:
           Accounts payable                                               12,560       (161,619)
           Accrued liabilities - related parties                          36,842         78,025
           Accrued liabilities - unrelated parties                         2,840       (127,702)
           Deferred revenue                                               (6,304)         4,197
                                                                     -----------    -----------

               Net cash used in operating activities                  (1,126,658)      (589,149)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property & equipment                                     (12,349)        (2,649)
    Payments received on note receivable                                    --          110,485
                                                                     -----------    -----------

               Net cash provided by (used in) investing activities       (12,349)       107,836
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                           745,667        454,604
    Proceeds from subscriptions receivable                                  --          450,000
    Proceeds from issuance of note payable - related party                  --          150,000
    Repayment of note payable - related party                            (15,000)          --
    Proceeds from issuance of note payable - unrelated parties              --          125,000
    Repayment of note payable - unrelated party                         (160,000)          --
    Repayment of long-term debt                                           (3,948)        (7,855)
    Dividends to preferred stockholders                                  (90,000)          --
                                                                     -----------    -----------

               Net cash provided by financing activities                 476,719      1,171,749
                                                                     -----------    -----------

Effect of exchange rate changes on cash                                   (1,610)         2,611
                                                                     -----------    -----------

Increase (decrease) in cash                                             (663,898)       693,047

Cash - beginning of year                                                 742,981         49,934
                                                                     -----------    -----------

Cash - end of year                                                   $    79,083    $   742,981
                                                                     ===========    ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                                HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONTINUED)

                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                      1996           1995
                                                  ----------      ----------

    Cash paid during the year for interest        $   64,986      $   75,724
                                                  ==========      ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the year ended June 30, 1996:

         The Company had $7,974 of accounts payable forgiven (Note 15), resulting in an extraordinary gain.

         Notes payable holders converted $110,000 of notes to 62,857 shares of common stock valued at $110,000 (Note 8).

         Shareholders converted 57,143 shares of common stock valued at $600,000 to 400,000 shares of preferred stock (Note 11).

         Shareholders converted 200,000 shares of preferred stock valued at $300,000 to 171,428 shares of common stock (Note 11).

         The Company paid $270,250 of accounts payable and $37,845 of accrued liabilities - related parties by issuing 93,648 shares of common stock (Note 13).

         The Company issued 55,127 shares of common stock valued at $182,126 in exchange for services.

         The Company issued 40,713 shares of common stock valued at $97,400 as payment of accrued related party stock grants (Note 13) and 7,143 shares of common stock valued at $12,400 as payment of accrued unrelated party stock grants.

         The Company issued 8,844 shares of common stock valued at $33,405 as payment of employee bonuses.


         In June 1996, warrants to purchase 46,461 shares of common stock were exercised and the corresponding shares were issued in exchange for a receivable aggregating $104,568 (Note 4).


During the year ended June 30, 1995:

         The Company forgave $13,639 of a note receivable in exchange for the repayment of the note before maturity.

         The Company had $61,603 of accounts payable forgiven (Note 15), resulting in an extraordinary gain.

         Debenture holders converted $15,000 of debentures to 1,071 shares of common stock valued at $14,041, net of $959 of debenture issuance costs written-off.

         The Company issued 29,286 shares of common stock valued at $296,850 in exchange for services.

                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995



NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Nature of Organization:

                      HealthWatch, Inc. (HealthWatch or the Company) has developed an intravenous ("IV") product that it expects to begin selling during fiscal year 1997 to hospitals and medical clinics throughout the United States. In addition, the Company manufactures and distributes cardiovascular, noninvasive diagnostic medical instruments to hospitals and medical clinics worldwide with the majority of sales occurring in the United States and Great Britain. The Company grants credit to its customers in the normal course of business.

                  Principles of Consolidation:

                      The consolidated financial statements include the accounts of HealthWatch and HealthWatch Technologies, Inc., a wholly-owned subsidiary of the Company, and its wholly-owned subsidiaries Life Sciences, Inc. and Cambridge Medical Equipment Limited. All significant intercompany accounts and transactions have been eliminated.

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

                       The Company has not adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) in fiscal 1996. SFAS 121 is effective for years beginning after December 15, 1995 and requires the Company to review long lived assets and certain identifiable intangibles for impairment, by estimating the future cash flows expected to result from the use and disposal of the asset in comparison with the carrying value of the asset. The Company has not determined what effect, if any, early adoption of SFAS 121 would have on the 1996 financial statements.

                  Deferred Revenue:

                       Deferred revenue represents amounts received on service contracts but not yet earned. Revenue is recognized on a straight-line basis over the life of the contract.

                  Equity Adjustment From Foreign Currency Translation:

                       The equity adjustment from foreign currency translation arises upon translating Cambridge Medical Equipment Limited's activity from British pounds to U.S. dollars.

                  Revenue Recognition:

                       The Company recognizes revenue from product sales at the time ownership transfers to the customer, principally, at shipment.

                  Stock-Based Compensation:

                       The Company has not adopted Statement of Financial Accounting SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) in fiscal 1996. SFAS 123 is effective for years beginning after December 15, 1995 and prescribes accounting and reporting standards for all stock-based compensation plans. Since the Company intends to elect continued recognition of certain stock-based compensation using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, no effect on the Company's expense recognition is expected.

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

                  Use of Estimates:

                       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  Reclassifications:

                       Certain reclassifications have been made in the 1995 financial statements in order to conform with 1996 financial statement presentation. These reclassifications have no effect on accumulated deficit or net loss, as originally reported.

NOTE 2:           MANAGEMENT'S OPERATING PLANS

                  As a result of recurring losses and negative cash flow from operations, management has reviewed the Company's ability to continue in existence.

                  Management's plans in this regard, include the commencement of sales of the "Pacer", the Company's new proprietary IV infusion device. During 1996, the Company conducted marketing evaluations of the Pacer, which resulted in refinements being made to the product. These marketing evaluations and Company refinements limited the Pacer's 1996 marketing and sales efforts. Management plans to implement a full marketing and sales effort for this product in the second and third quarters of fiscal 1997. Management believes that sales of Pacer will contribute greatly toward future operations of the Company, although no assurance regarding the commercial success of this product can be provided at this time.

                  In addition, management has commenced efforts to raise, through the sales of securities, the additional capital required to fund planned 1997 activities. In the event that Pacer is not commercially successful and/or the Company is not able to raise additional working capital, management plans to trim general and administrative expenses, and sell or discontinue any non-performing operating lines and focus its attention and resources on the remaining business.

NOTE 3:           INVENTORY

                  Inventory consisted of the following at June 30:
                                                 1996                 1995
                                            -----------          -----------
                  Raw materials             $   728,852          $   655,960
                  Work in process                81,894              135,235
                  Finished goods                  8,189              136,006
                                            -----------          -----------

                        Total inventory     $   818,935          $   927,201
                                            ===========          ===========

NOTE 4:           SUBSCRIPTION RECEIVABLE

                  In June 1996, warrants to purchase 46,461 shares of common stock were exercised and the corresponding shares issued in exchange for a $104,568 receivable. The receivable was paid to the Company in July 1996.

NOTE 5:           PROPERTY AND EQUIPMENT

                  Property and equipment consisted of the following at June 30:

                                                                                                    Estimated
                                                                                                   Useful Life
                                                                1996               1995              In Years
                                                            ------------       ------------        -----------
                  Furniture and equipment                   $    859,120       $   846,771                5
                  Leasehold improvements                          29,197            29,197              5-6
                                                            ------------       -----------
                    Total property and equipment                 888,317           875,968
                  Less accumulated depreciation                 (816,231)         (737,199)
                                                            ------------       -----------

                        Property and equipment, net         $     72,086       $   138,769
                                                            ============       ===========

                  Depreciation expense was $79,032 and $98,503 for 1996 and 1995, respectively.

NOTE 6:           INTANGIBLE ASSETS

                  Intangible assets arose in the acquisition of Life Sciences, Inc. and consisted of the following at June 30:

                                                                                                    Estimated
                                                                                                   Useful Life
                                                                1996               1995             In Years
                                                            -----------        -----------         -----------
                  Technology                                $ 1,594,838        $ 1,594,838               10
                  Drawings & documentation                      347,149            347,149               10
                  Life Sciences name                            300,000            300,000               10
                  Applications                                  250,000            250,000               10
                  Customer base                                 225,000            225,000               10
                                                            -----------        -----------
                                                              2,716,987          2,716,987
                  Less accumulated amortization              (1,547,755)        (1,300,915)
                                                            -----------        -----------

                      Intangible assets, net                $ 1,169,232        $ 1,416,072
                                                            ===========        ===========

                  Amortization expense was $246,840 and $257,198 for 1996 and 1995, respectively.


NOTE 7:           NOTE PAYABLE - RELATED PARTY

                  Note payable - related party consisted of the following at June 30:

                                                                     1996               1995
                                                                -------------        ----------
                  Note payable to an entity owned by a
                  shareholder/director of the Company.
                  The note bears interest at 10%, is
                  unsecured and due on demand.  This note
                  was repaid in July, 1995.                     $         -          $  160,000
                                                                ===============      ==========

NOTE 8:           NOTES PAYABLE - UNRELATED PARTIES

                  Notes payable - unrelated parties consist of short-term loans bearing interest at 10%, payable at the earlier of October 7, 1995, or when the Company's gross proceeds from the sale of equity securities achieves $500,000 (Note 12). The notes are secured by substantially all corporate assets. In August 1995, the Company repaid $125,000 of the notes payable - unrelated parties, of which $110,000 was retired by the issuance of 62,857 shares of common stock.

                  In connection with these notes and certain other commitments provided by the noteholders, the Company issued to the note holders warrants to purchase up to 142,857 shares of the Company's common stock at $1.75 per share (Note 11). The warrants expire in April 1997 and are redeemable by the Company after April 1, 1996 for $.35 per share.

NOTE 9:           LONG-TERM DEBT

                  Long-term debt consisted of the following at June 30:

                                                                     1996             1995
                                                                  -----------      -----------
                  Note payable - secured by computer and
                  software with interest at 15.2%.  The note
                  was repaid in May 1996.                         $        -      $     3,948
                  Less current portion                                     -      (     3,948)
                                                                  -----------     ------------

                        Long-term debt                            $       -       $        -
                                                                  ===========     ============

NOTE 10:          DEBENTURES PAYABLE

                  Debentures payable accrue interest at an annual rate of 10%, payable quarterly. The debentures mature September 1997 and are secured by substantially all corporate assets. The debentures can be converted into common stock at any time prior to maturity at an initial conversion rate of one share of common stock for every $14.00 of debentures converted.

                  During 1996, no debentures were converted to common stock. During 1995, debentures aggregating $15,000 were converted to 1,071 shares of the Company's common stock, resulting in an increase in equity of $14,041, net of $959 of debenture issuance costs written-off. Additionally in 1996, as the result of changes in board membership, $25,000 of the June 30, 1995 debentures payable related parties has been reclassified as debentures payable - unrelated parties at June 30, 1996.

                  Debentures payable to related parties consist of debentures issued to a director/shareholder of HealthWatch.

NOTE 11:          CONTINGENCIES AND COMMITMENTS

                  Convertible/Redeemable Preferred Stock:

                      In May 1995 as settlement of a dispute with certain common stockholders, the Company contractually committed to convert 57,143 shares of the Company's common stock purchased for $600,000 into 400,000 shares of the Company's Series A $1.50 stated value, 10% - cumulative and convertible preferred stock. These stockholders are entitled to cumulative dividends accruing from October 1994 aggregating $52,500 and $45,000, respectively, for the years ended June 30, 1996 and 1995. At June 30, 1996 and 1995, accrued and unpaid dividends aggregating $7,500 and $45,000, respectively, are included in accrued liabilities - unrelated parties. As of June 30, 1995, the preferred stock had been authorized but not issued, and accordingly, these shares were still reflected as common stock.

                      In June 1996, 200,000 shares of preferred stock were converted to 171,428 shares of common stock in accordance with the conversion option. Subsequent to year end, the remaining 200,000 shares of preferred stock were converted to 157,192 shares of common stock in accordance with the agreement's conversion option.

                  Operating Leases:

                       The Company leases its corporate offices and manufacturing facilities under non-cancellable operating leases.

                       Future minimum lease payments are as follows for the years ended June 30:

                       1997                               $  210,288
                       1998                                  210,025
                       1999                                   91,025
                       2000                                    4,519
                       2001                                      -
                                                          -----------
                                                           $  515,857
                                                          ===========

                       Rent expense for 1996 and 1995 was $204,000 and $204,523,
                       respectively.

                  Warranty Reserve:

                       The Company sells the majority of its products with repair or replacement warranties. The Company has established an accrued warranty reserve of $7,529 and $19,327, at June 30, 1996 and 1995, respectively, for estimated future warranty claims. These amounts are included in other accrued liabilities - unrelated parties.

                  Stock Options:

                      At June 30, 1995, an aggregate of 50,000 shares of common stock were reserved for issuance under the Company's 1983 Incentive Stock Option Plan and 1989 and 1994 Stock Option Plans. Pursuant to the plans, the Board of Directors may grant options to key individuals at their discretion. Option prices under the Incentive Stock Option Plan may not be less than the fair market value on the date the option is granted, whereas, non-statutory stock option prices may not be less than 85% of the fair market value on the date the option is granted.

                       As of June 30, 1996, the Company had qualified and nonqualified options outstanding as follows:

                      Common Shares           Exercise          Expiration
                      Under Option         Price Per Share          Date
                          1,071               $ 68.32          December 1996
                          4,762               $  2.66          January 1997
                         47,182               $  2.10          February 1997
                          1,429               $  3.29          February 1997
                             18               $ 45.50          April 1997
                         42,858               $  2.10          May 1997
                          6,257               $  2.66          August 1997
                          5,123               $ 15.76          August 1997
                          1,677               $ 22.75          November 1997
                            821               $  2.66          November 1997
                            107               $ 15.76          November 1997
                            179               $ 15.76          December 1997
                          3,571               $  2.94          September 1998
                          1,786               $  2.66          December 1998
                            536               $ 19.32          December 1998
                         47,142               $  3.06          March 1999
                          3,400               $  3.00          June 1999
                         55,571               $  3.29          December 2000
                          3,571               $  7.42          January 2000
                          3,571               $  2.66          January 2000
                         28,571               $  2.66          May 2000
                          7,142               $  3.71          February 2001
                         14,286               $  3.00          May 2001
                      ---------
                        280,631
                      =========

                       Various officers and directors have been granted a total of 63,534 options under the Company's Stock Option Plans (Note 13) which are included in the above table.

                       Options to purchase a total of 280,631 common shares were outstanding, of which 167,848 are exercisable at June 30, 1996.

                  Stock Warrants:

                       At June 30, 1996, the Company had warrants outstanding as follows:

                      Common Shares         Exercise             Expiration
                      Under Warrant      Price Per Share            Date
                      -------------      ---------------        -------------
                          9,286             $  3.50             July 1996
                        297,425             $  5.25             December 1996
                         14,286             $  2.94             December 1996
                         65,714             $  1.75             April 1997
                         14,285             $  3.50             May 1997
                         13,392             $ 14.00             August 1997
                       --------
                        414,388
                       ========

                       Additionally, in July 1996, the Company issued warrants to purchase 280,000 shares of common stock with an exercise price of $2.70 per share. The warrants were sold for, in aggregate, $14,000 and expire in November 1996.

                       The following warrants have redemption rights:

                       Warrants that represent the right to acquire 297,425 shares at $5.25 per share are redeemable by the Company after November 15, 1995 for $.35 per share, warrants that represent the right to acquire 14,286 shares at $2.94 per share are redeemable by the Company after April 1, 1996 for $.35 per share, and warrants that represent the right to acquire 65,714 shares at $1.75 per share are redeemable by the Company after April 1, 1996 for $.35 per share.

                  Advisory Board:

                       In May and July 1996, the Company entered into a thirteen-month agreement with four individuals ("the Advisory Board") to provide consultation and advice relating to the introduction of the Company's new proprietary product into the health-care market. Upon commencement of the agreement, the Company agreed to pay the Advisory Board a total of $5,000, issue 1,910 shares of common stock and non-statutory stock options to purchase an additional 14,440 shares of common stock at a per share price ranging from $3.00 to $3.625. In addition, the Company will pay the advisors a total of $2,000 and issue common stock totaling $52,500 over the term of the agreement.

                  Investment Banking Agreement:

                       During June 1996, the Company entered into an investment banking service agreement. Pursuant to the agreement, the Company will receive certain investment banking services including advice on investment and shareholder matters in exchange for 15,000 shares of the Company's common stock. In addition, for any shareholder transactions introduced by the investment banker, the Company will pay fees based on a sliding scale from 1% to 5% of the dollar value of the transaction.

                  Litigation:

                       During 1994, the landlord of the Company's former corporate offices filed a claim against the Company. The claim alleged that the Company was in breach of its lease and sought damages aggregating approximately $200,000.

                       During 1995, a settlement was reached which required the Company to pay $65,000 to the landlord. Pursuant to the settlement, the $65,000 accrued interest at 11% and was payable in installments through November 1995. As of June 30, 1995, $50,000 of the settlement is included in accrued liabilities - unrelated parties. The liability was paid during 1996.

NOTE 12:          PUBLIC SECURITIES OFFERING

                       At June 30, 1995, the Company was offering up to 200,000 units of its securities for sale to the public at $7.00 per unit; each unit consisting of four shares of common stock and two stock purchase warrants, representing the right to purchase additional shares of common stock. Through June 30, 1995, the Company had sold 313,627 shares of common stock and 156,813 warrants to purchase shares of common stock, resulting in proceeds net of commission and other direct expenses (aggregating $139,244) of $409,604.

                       During 1996, the Company completed the offering and sold an additional 218,372 shares of common stock and 109,186 warrants to purchase shares of common stock resulting in additional proceeds net of commissions and other direct expenses (aggregating $140,333) of $241,818.


NOTE 13:          RELATED PARTY TRANSACTIONS

                  Stock Options:

                       At June 30, 1996, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors:

                        Common Shares        Exercise          Expiration
                        Under Option     Price Per Share          Date
                        -------------    ---------------      -------------
                            5,036            $2.66            August 1997
                              642            $2.66            November 1997
                            3,571            $2.66            January 2000
                            3,571            $7.42            January 2000
                           25,000            $2.66            May 2000
                           25,714            $3.29            December 2000
                         --------
                           63,534
                         ========

                       Of the total outstanding options granted to officers and directors as discussed above, options to acquire up to an aggregate of 37,840 shares of common stock are exercisable at June 30, 1996.

                  Technology and Patent Licensing Agreement:

                      The Company has an agreement with a former officer/director and current stockholder to license certain technology and patent rights through April 2000 in exchange for a fee. The fee is based on a variable rate based on unit sales. The maximum and minimum fees to be paid for each of the years are as follows:

                         Year Ending      Minimum               Maximum
                            June 30,         Fee                  Fee
                         --------------  ----------          ------------
                              1995       $   40,000          $   450,000
                              1996           40,000              450,000
                              1997           40,000              325,000
                              1998           40,000              150,000
                              1999           40,000               40,000
                                         ----------         -------------

                                         $  200,000           $1,415,000
                                         ==========           ==========

                       During 1996 and 1995, licensing fee expense was $40,000, of which $10,000 remains unpaid at June 30, 1996 and 1995 and is included in other accrued liabilities - related parties.

                  Consulting Agreements:

                       Creative Business Strategies, Inc. (CBS), a company owned by two persons, a current director of the Company and a former director, provides the Company with business development consulting services in exchange for a fee. During 1996 and 1995, the Company had incurred $37,147 and $31,100, respectively, of fees to CBS, of which $15,900 and $34,813, remained unpaid at June 30, 1996 and 1995, respectively, and are included in other accrued liabilities - related parties. In addition, during 1996, the Company paid $37,845 of fees by issuing 11,506 shares of common stock.

                       A former officer/director and current shareholder of the Company provided general and current business consulting services to the Company. During 1996, the Company incurred and paid $52,000 of fees, of which $16,000 was paid through the issuance of 4,286 shares of common stock.

                       For the year ended June 30, 1996, the Company incurred legal fees aggregating $68,332 to an entity in which one of its principals became an officer of the Company on October 1, 1995. As of June 30, 1996, $7,875 of the 1996
                       fees remains unpaid and is included in other accrued liabilities - related party.

                       During 1995, a former officer/director and current shareholder of the Company provided product development services to the Company in exchange for a fee aggregating $54,047.

                  Stock Grants:

                       During 1995, two members of the Company's Board of Directors were granted an aggregate of 39,285 shares of the Company's common stock as a bonus valued at $72,400. During 1994, two members of the Company's Board of Directors were granted 1,428 shares of the Company's common stock as a bonus valued at $25,000.

                       As of June 30, 1995, none of the shares underlying these grants had been issued, and accordingly the value of these bonuses ($97,400 at June 30, 1995) are included in other accrued liabilities - related parties. During 1996, the 40,713 shares of common stock were issued in accordance with these grants.


NOTE 14:          INCOME TAXES

                       The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                                                 1996            1995
                                                                              -----------     -----------
                  Tax benefit computed at the maximum
                    federal statutory rate                                          (34.0)%         (34.0)%
                  Increase in taxes resulting from amortization
                    of intangible assets                                              6.0             6.0
                  Loss to be carried forward                                         28.0            28.0
                                                                              -----------     -----------

                        Income tax provision                                          - %             - %
                                                                              ===========     ===========

                  Deferred taxes consisted of the following at June 30:
                                                                                 1996            1995
                                                                              -----------     -----------
                    Asset:
                      Net operating loss carryforward                         $ 1,759,000     $ 1,400,000
                      Other                                                       138,000         100,000
                                                                              -----------     -----------
                        Net deferred tax asset                                  1,897,000       1,500,000
                      Less valuation allowance                                 (1,897,000)     (1,500,000)
                                                                              -----------     -----------

                         Net deferred tax asset                               $      --       $      --
                                                                              ===========     ===========


                       For financial statement purposes, no tax benefit has been reported in 1996 and 1995 as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

                       The net change in the deferred tax valuation allowance was an increase of $397,000 and $100,000 for the years ended June 30, 1996 and 1995, respectively.

                       At June 30, 1996, the Company had net operating loss carryforwards and unused investment tax credits as follows for income tax purposes:

                  Carryforward      Net Operating         Investment
                    Expires             Loss              Tax Credits
                    June 30,        Carryforwards         Carryforward
                  ------------      -------------         -------------
                      2000          $         -           $       9,634
                      2001                    -                   3,798
                      2002                    -                  14,560
                      2003               322,286                     -
                      2004               122,457                     -
                      2005               318,718                     -
                      2006               235,901                     -
                      2007             1,461,790                     -
                      2008               281,054                     -
                      2009             1,644,839                     -
                      2010             1,666,725                     -
                      2011             1,650,000                     -
                                     ------------           ------------
                                      $7,703,770            $     27,992
                                     ============           ============

                  The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, the availability of these net operating loss carryforwards to offset future taxable income may be significantly limited due to ownership changes as defined in the Internal Revenue Code.

NOTE 15:          EXTRAORDINARY ITEM - GAIN FROM EXTINGUISHMENT OF DEBT

                  During 1996, the Company negotiated with trade creditors to settle $16,684 of past due accounts payable for $8,710. The transactions resulted in an extraordinary gain of $7,974.

NOTE 16:          GEOGRAPHICAL SEGMENT INFORMATION

                                                          1996                      1995
                                                      -----------              -----------
                  Revenues:
                      United States                   $ 1,659,725              $ 2,954,888
                      Great Britain                       381,739                  561,364
                      Eliminations                              -                        -
                                                      -----------              -----------

                            Consolidated              $ 2,041,464              $ 3,516,252
                                                      ===========              ===========

                  Operating profit (loss):
                      United States                   $(1,933,324)             $(1,893,411)
                      Great Britain                        14,777                   50,172
                      Eliminations                              -                        -
                                                      -----------              -----------

                            Consolidated              $(1,918,547)             $(1,843,239)
                                                      ===========              ===========

                  Identifiable Assets:
                      United States                   $ 2,404,559              $ 3,491,948
                      Great Britain                       213,993                  262,171
                      Eliminations                              -                        -
                                                      -----------              -----------

                            Consolidated              $ 2,618,552              $ 3,754,119
                                                      ===========              ===========

                  Exports of U.S. produced medical products were $184,688 and $756,869 during 1996 and 1995, respectively.

NOTE 17:          REVERSE STOCK SPLIT

                  On May 13, 1996 the Board of Directors approved a one-for-seven reverse stock split of the Company's common stock. Accordingly, all share, per share, weighted average share, stock option and stock warrant information in these financial statements have been restated to reflect the split.

                                HEALTHWATCH, INC.
                                INDEX TO EXHIBITS
                FORM 10-KSB (For Fiscal Year Ended June 30, 1996)


       Exhibit
         No.             Description
       -------          -------------
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

         4.2      HealthWatch, Inc. Stock Option Plan of 1989 (3).

         4.3      Form of Incentive Stock Option Agreement (3).

         4.4      Form of Nonstatutory Stock Option Agreement (3).

         4.5      HealthWatch, Inc. Stock Option Plan of 1993 (4).

         4.6      HealthWatch, Inc. Stock Option Plan of 1995 - filed herewith.

         4.7 HealthWatch, Inc. 1995 Stock Bonus and Salary Deferral Plan - filed herewith.

         4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (5).

         4.9 Warrant Agreement dated May 19, 1995 between the Company and Corporate Stock Transfer, Inc. (6).

         4.10     Form of Loan and Standby Purchase Agreement (6).

         4.11 Exchange Agreement for Preferred Stock and Stock Purchase Warrant (6).

         4.12 Form of Subscription and Purchase Agreement, including form of Warrant (7)

         10.1 Lease Agreement dated November 19, 1993, between Steven P. Cade and Wyeth W. Cade and the Company (5).

         10.2 Agreement and Plan of Merger dated July 27, 1993 by and among the Company, HealthWatch Technologies, Inc., Metamed, Inc., John D. Greenbaum and Howard R. Everhart (7).

         10.3 License Agreement dated February 27, 1992, as amended September 13, 1993, between Howard R. Everhart and Metamed, Inc. (5).

         10.4 Second Amendment to License Agreement dated May 9, 1995 between Howard R. Everhart and HealthWatch Technologies, Inc.
                  (6).

         10.5     Form of Exclusive Distributor Agreement - filed herewith.

         11       Computation of Earnings Per Share - filed herewith.

         21       Subsidiaries of the Company (5).

         23.1 Consent of Silverman Olson Thorvilson & Kaufmann, Ltd. -- filed herewith.

         27.1     Financial Data Schedule - filed herewith.


  ----------------


(1) Incorporated herein by reference to Registration Statement, Form 10-K for the year ended June 30, 1990 (File No. 0-11476).

(2) Incorporated herein by reference to Registration Statement, Form S-18 (File No. 2-85688D).

(3) Incorporated herein by reference to Registration Statement, Form S-2 (File No. 33-42831).

(4) Incorporated herein by reference to Registration Statement, Form 10-KSB, for the year ended June 30, 1994 (File No. 0-11476).

(5) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 33-73462).

(6) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 33-88126).

(7) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 333-09107).

(8) Incorporated herein by reference to Current Report, Form 8-K dated September 13, 1993 (File No. 0-11476).