Form 10QSB
period 1996-09-30
HEALTHWATCH INC
filed 1996-11-14
CIK 725627

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

Quarterly-report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1996.


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



--------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__ No_____

Number of registrant's common shares outstanding at September 30, 1996:
1,931,631.

        Traditional Small Business Issuer (check one)
Yes__X__ No_____



PART 1. FINANCIAL INFORMATION

                                HEALTHWATCH, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                              September 30,       June 30,
                               ASSETS                             1996              1996
                                                              -------------     ------------
Current assets:
     Cash                                                     $     25,881      $     79,083
     Accounts receivable, net of allowance for doubtful
       accounts of $10,339 and $11,567, respectively               187,889           229,543
     Inventory  (Note 4)                                           774,785           818,935
     Subscription receivable (Note 5)                               14,700           104,568
     Other current assets (Note 6)                                  79,750            27,134
                                                              ------------      ------------

       Total current assets                                      1,083,005         1,259,263

Property and equipment, net                                         46,691            72,086
Intangible assets, net                                           1,107,512         1,169,232
Other assets                                                       115,620           117,971
                                                              ------------      ------------

       Total assets                                           $  2,352,828      $  2,618,552
                                                              ============      ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                         $    196,143      $    215,804
     Accrued compensation and payroll taxes                        214,486           235,241
     Other accrued expenses - related parties                       29,080            34,154
     Other accrued expenses - unrelated parties                    189,071           298,304
     Deferred revenue                                              140,653           171,202
                                                              ------------      ------------

       Total current liabilities                                   769,433           954,705

Debentures payable - related parties                                15,000            15,000
Debentures payable - unrelated parties                             565,000           565,000
                                                              ------------      ------------

       Total liabilities                                         1,349,433         1,534,705
                                                              ------------      ------------


Shareholders' equity:
  Cumulative preferred stock, $.07 par value; 1,428,571
       shares authorized, 0 and 200,000 shares issued and
       outstanding, respectively (Note 7)                             --              14,000
  Common stock, $.07 par value; 14,285,714 shares
       authorized, 1,931,631 and 1,624,581 issued and
       outstanding, respectively (Notes 6 & 8)                     135,214           113,720
  AdditIonal paid-in capital                                    13,379,489        12,958,348
  Accumulated deficit                                          (12,472,389)      (11,963,662)
  Equity adjustment from foreign currency translation              (38,919)          (38,559)
                                                              ------------      ------------

       Total shareholders' equity                                1,003,395         1,083,847
                                                              ------------      ------------

       Total liabilities and shareholders' equity             $  2,352,828      $  2,618,552
                                                              ============      ============


                                HEALTHWATCH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                           1996             1995
                                                       -----------      -----------
Product sales                                          $   510,222      $   578,035
Product cost of sales                                      423,373          399,583
                                                       -----------      -----------

       Gross profit                                         86,849          178,452

Operating costs and expenses:
     Selling, general and administrative  (Note 6)         390,832          336,795
     Depreciation and amortization                          87,198           87,200
     Research and development                              100,961           87,919
                                                       -----------      -----------

       Total operating costs and expenses                  578,991          511,914
                                                       -----------      -----------

          Loss from continuing operations                 (492,142)        (333,462)

Other income (expense):
     Interest income                                          --              3,397
     Interest expense                                      (16,585)         (18,349)
     Miscellaneous                                            --              9,222
                                                       -----------      -----------

     Total other income (expense)                          (16,585)          (5,730)
                                                       -----------      -----------

          Net loss                                     $  (508,727)     $  (339,192)
                                                       ===========      ===========

Net loss per share                                     $      (.28)     $     (0.32)
                                                       -----------      -----------

Weighted average number of shares outstanding            1,844,600        1,061,813
                                                       ===========      ===========


                                HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                      1996           1995
                                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $(508,727)     $(339,192)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Stock issued as payment of expenses                          28,476         62,507
         Depreciation and amortization                                87,198         87,200
     Gain on Extinguishment of Debt                                     --           (9,222)
     Decrease (increase) in assets:
         Accounts receivable                                          41,654         88,495
         Inventory                                                    44,150        (75,386)
         Other current assets                                        (27,941)        74,416
         Other assets                                                  2,261          3,246
     Increase (decrease) in liabilities:
         Accounts payable                                            (19,661)      (128,873)
         Accrued expense - related parties                           (15,388)       (11,825)
         Accrued expenses - unrelated parties                         (5,074)       (93,346)
         Deferred revenue                                            (30,549)          (380)
                                                                   ---------      ---------

           Net cash used in operating activities                    (403,601)      (342,360)
                                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property & equipment                                   --             --
     Payments received on note receivable                               --             --
                                                                   ---------      ---------

       Net cash provided by investing activities                        --             --
                                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (repayment) of note payable                               --         (285,000)
     Repayment of long-term debt                                        --           (1,053)
     Net proceeds (costs) of issuance of common stock                246,191        400,948
     Payments received on stock subscriptions                        104,568           --
                                                                   ---------      ---------

                  Net cash provided by (used in) financing
                    activities
                                                                     350,759        114,895
                                                                   ---------      ---------

Effect of exchange rate changes on cash                                 (360)       (10,022)
                                                                   ---------      ---------

Increase (decrease) in cash                                          (53,202)      (237,487)

Cash - beginning of period                                           798,083        742,981
                                                                   ---------      ---------

Cash - end of period                                               $  25,881      $ 505,494
                                                                   =========      =========



                                HEALTHWATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

Note 1:  Principles of Presentation

The accompanying unaudited financial statements reflect all adjustments which in the opinion of management are necessary for a fair presentation of the Company's financial position as of September 30, 1996, the results of operations and its cash flows for the three months ended September 30, 1996 and 1995. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

Note 2:  Management's Operating Plans

As a result of recurring losses and negative cash flow from operations, management has reviewed its operational and financial plans relative to the Company's ability to continue in existence. Management's plans in this regard, include the completion of development of the Company's new proprietary product to be used in the intravenous ("IV") drug infusion industry. The Company's new IV product, the "Pacer", has received FDA approval. The Company commenced the first hospital evaluation of the "Pacer" in November 1995.

Note 3:  Net Income (Loss) per Share

The net income (loss) per share in the fiscal 1996 and 1995 periods were computed based on the weighted average number of shares outstanding during the periods without taking into effect outstanding options as their effect would be either anti-dilutive or dilutive by less than 3%.

Note 4:  Inventory

Inventory consisted of the following at September 30, 1996 and June 30, 1996:


                           9/30/96          6/30/96
                           -------          -------
Raw materials             $531,508          $728,852
Work in process            182,458            81,894
Finished goods              60,819             8,189
                          --------          --------
                          $774,785          $818,935
                          --------          --------

Note 5: In September 1996, options to purchase 7,000 shares of Common Stock were exercised and the corresponding shares issued in exchange for a $14,700 receivable. The receivable was paid to the Company in October 1996.

Note 6: Supplemental schedule of non-cash operating, investing and financing activities during the three months ended September 30, 1996.

The Company issued an aggregate of 49,386 shares valued at $182,451 of its Common Stock in exchange for services during the first three months of the fiscal year. Of this amount, 30,000 shares valued at $114,600 were included in accrued liabilities - unrelated parties as of June 1996, 15,000 shares valued at $52,500 were issued in exchange for certain investment banking services of which $39,375 remains in prepaid expense as of September 30, 1996, and 4,386 shares valued at $15,351 were issued in exchange for other consulting services.

Note 7:  Preferred Stock/Warrants

In May 1995, as settlement of a dispute with certain common stockholders, the Company contractually committed to convert 57,143 shares of the Company's Common Stock purchased for $600,000 into 400,000 shares of the Company's Series A, $1.50 stated value, 10% cumulative and Convertible Preferred Stock. In June 1996, 200,000 shares of Preferred Stock were converted to 171,428 shares of Common Stock in accordance with the conversion option. In August 1996, the remaining 200,000 shares of Preferred Stock were converted to 157,192 shares of Common Stock in accordance with the agreement's conversion option. Accrued and unpaid dividends of $7,500 at June 30, 1996 were paid in August 1996.

On November 14, 1996, the Company agreed to issue 200,000 Units of its securities, for a purchase price of $2.25 per Unit ($450,000 in the aggregate). Each Unit consists of one share of Series B Convertible Preferred Stock and three Warrants, each Warrant representing the right to acquire one share of the Company's Common Stock at $2.00 per share. Each share of Preferred Stock is convertible into three shares of the Company's Common Stock. The agreement for the issuance of the Units contemplates that 150,000 additional Units
($337,500 aggregate purchase price) will be purchased on the same terms as those subscribed for on November 14, 1996, on each of January 15 and March 15, 1997.

Note 8:  Common Stock

During the three months ended September 30, 1996, the Company issued an aggregate of 100,472 shares of Common Stock for $246,191 as the result of option and warrant exercises.



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

RESULTS OF OPERATIONS

         FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996. Revenues declined 11.7% during the first quarter of fiscal 1997, compared to the similar period in fiscal 1996, due primarily to a decline in product sales. The Company believes that product sales continue to be depressed as a result of the Company's lack of adequate working capital which has adversely affected its level of sales as the Company has not been able to support both the development of its new IV product and selling efforts and enhancements to its existing products. In addition, the Company believes that uncertainty in the medical community regarding the reimbursement effects of health-care reforms; consolidations of hospital and other health-care institutions resulting in fewer customers for the Company's diagnostic products and delays in making purchase commitments by institutions engaged in merger or consolidation discussions; and competitive pressure on product prices also contribute to depressed sales.

         Gross margin was 17% in the first quarter of fiscal 1996, compared to 31% for the similar 1996 period. The lower gross margin in 1997 was due primarily to the decreased sales revenues during the period and increased cost of parts and materials and increased salary and travel expenses.

         Selling, general and administrative expenses as a percent of sales were 77% in 1997, compared to 59% in the prior year. This increase was due primarily to the lower sales level and to planned expenditures associated with the introduction of the new IV product and increased promotional expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had $230,670 of cash and accounts receivable. Due to the Company's operating losses, it has been required to raise additional debt and equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. During the first quarter of fiscal 1996, the Company raised $246,191 of additional working capital through the issuance of an aggregate of 100,472 shares of its Common Stock. On November 14, 1996, the Company obtained commitments for 200,000 Units of its securities at an aggregate purchase price of $450,000.
See Note 7 to the financial statements.

         The Company believes that with the proceeds from the sale of the 200,000 Units during November 1996, and the scheduled sale of an aggregate of 300,000 additional Units in January and March of 1997, it will have sufficient working capital to fund operations through the balance of fiscal 1997. However, the Company believes that it should raise approximately $1,200,000 of additional capital to better fund the sales and marketing expenses for the rollout of the new IV product, to continue the development of additional IV products and for general working capital purposes during the next twelve months.

SAFE HARBOR STATEMENT

         Information and statements in this report, other than historical information, should be considered forward looking and reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the items discussed under
Item 1 "BUSINESS-Risk Factors" in the Company's Annual Report, Form 10-KSB, for the fiscal year ended June 30, 1996.



PART II. OTHER INFORMATION

Items 1 through 5.

Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits:

         Exhibit 10 - Form of Unit Subscription and Purchase Agreement, including exhibits thereto.

         Exhibit 27 - Financial Data Schedule


The Company was not required to file a report on form 8-K during the quarter ended September 30, 1996.



                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: November 14, 1996
                                                 HealthWatch, Inc.

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