Form 10QSB
period 1996-12-31
HEALTHWATCH INC
filed 1997-02-14
CIK 725627

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

Quarterly-report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1996.



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

-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__   No_____

Number of registrant's common shares outstanding at January 31, 1997: 2,576,745.

Traditional Small Business Issuer (check one)
Yes __X__  No ____



PART 1. FINANCIAL INFORMATION

                               HEALTHWATCH, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                     December 31,        June 30,
                               ASSETS                                    1996              1996
                                                                     ------------      ------------
Current assets:
     Cash                                                            $     92,323      $     79,083
     Accounts receivable, net of allowance for doubtful accounts
       of $9,193 and $11,567, respectively                                184,683           229,543
     Inventory  (Note 4)                                                  783,899           818,935
     Subscription receivable (Note 5)                                         -0-           104,568
     Other current assets (Note 6)                                         70,397            27,134
                                                                     ------------      ------------

       Total current assets                                             1,131,302         1,259,263

Property and equipment, net                                                59,690            72,086
Intangible assets, net                                                  1,045,801         1,169,232
Other assets                                                              113,428           117,971
                                                                     ------------      ------------

       Total assets                                                  $  2,350,221      $  2,618,552
                                                                     ============      ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                $    149,668      $    215,804
     Accrued compensation and payroll taxes                               217,490           235,241
     Other accrued expenses - related parties                                  13            34,154
     Other accrued expenses - unrelated parties                           159,479           298,304
     Deferred revenue                                                     143,171           171,202
                                                                     ------------      ------------

       Total current liabilities                                          669,821           954,705

Debentures payable - related parties                                       15,000            15,000
Debentures payable - unrelated parties                                    565,000           565,000
                                                                     ------------      ------------

       Total liabilities                                                1,249,821         1,534,705
                                                                     ------------      ------------


Shareholders' equity:
  Cumulative preferred stock, $.07 par value; 1,428,571 shares authorized, 200,000 and 200,000 shares issued and
       outstanding, respectively (Note 7)                                 450,000            14,000
  Common stock, $.07 par value; 14,285,714 shares authorized,
       1,970,747 and 1,624,581 issued and outstanding,
       respectively (Notes 6 & 8)                                         137,952           113,720
  Additional paid-in capital                                           13,479,005        12,958,348
  Accumulated deficit                                                 (12,931,798)      (11,963,662)
  Equity adjustment from foreign currency translation                     (34,759)          (38,559)
                                                                     ------------      ------------

       Total shareholders' equity                                       1,100,400         1,083,847
                                                                     ------------      ------------

       Total liabilities and shareholders' equity                    $  2,350,221      $  2,618,552
                                                                     ============      ============



                                HEALTHWATCH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                          THREE MONTHS                       SIX MONTHS
                                                     1996              1995             1996            1995
                                                  -----------      -----------      -----------      -----------
Product sales                                     $   486,558      $   418,683      $   996,780      $   996,718
Product cost of sales                                 424,361          359,654          847,734          759,237
                                                  -----------      -----------      -----------      -----------

       Gross profit                                    62,197           59,029          149,046          237,481

Operating costs and expenses:
    Selling, general and administrative               356,874          329,585          747,706          666,380
    Depreciation and amortization                      58,405           87,198          145,603          174,398
    Research and development                           89,185          109,890          190,146          197,809
                                                  -----------      -----------      -----------      -----------

       Total operating costs and expenses             504,464          526,673        1,083,455        1,038,587
                                                  -----------      -----------      -----------      -----------

       Loss from continuing operations               (442,267)        (467,644)        (934,409)        (801,106)

Other income (expense):
    Interest income                                       -0-            3,803              -0-            7,200
    Interest expense                                  (17,142)         (17,275)         (33,727)         (35,624)
    Miscellaneous                                         -0-              880              -0-           10,102
                                                  -----------      -----------      -----------      -----------

    Total other income (expense)                      (17,142)         (12,592)         (33,727)         (18,322)
                                                  -----------      -----------      -----------      -----------

       Net loss                                   $  (459,409)     $  (480,236)     $  (968,136)     $  (819,428)
                                                  ===========      ===========      ===========      ===========

Net loss per share                                $     (0.23)     $     (0.42)     $     (0.51)     $     (0.73)
                                                  -----------      -----------      -----------      -----------

Weighted average number of shares outstanding       1,958,620        1,156,673        1,901,193        1,120,347
                                                  ===========      ===========      ===========      ===========



                                HEALTHWATCH, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                 THREE MONTHS                  SIX MONTHS
                                                             1996           1995           1996           1995
                                                          ----------     ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $(459,409)     $(480,236)     $(968,136)     $(819,428)
       Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Stock issued as payment of expenses                 89,463         34,929        117,939         97,436
         Depreciation and amortization                       58,405         87,198        145,603        174,398
         Gain on Extinguishment of Debt                         -0-           (880)           -0-        (10,102)
     Decrease (increase) in assets:
         Accounts receivable                                  3,206         44,714         44,860        133,209
         Inventory                                           (9,114)       (69,665)        35,036       (145,051)
         Other current assets                                10,928         27,850        (17,013)       102,266
         Other assets                                         2,282         (5,066)         4,543         (1,820)
     Increase (decrease) in liabilities:
         Accounts payable                                   (46,475)        34,107        (66,136)       (94,766)
         Accrued expense - related parties                  (36,504)        16,771        (51,892)         4,946
         Accrued expenses - unrelated parties               (19,151)      (126,032)       (24,225)      (219,378)
         Deferred revenue                                     2,518        (38,457)       (28,031)       (38,837)
                                                          ---------      ---------      ---------      ---------

            Net cash used in operating activities         $(403,851)     $(474,767)     $(807,452)     $(817,127)
                                                          ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property & equipment                        (9,776)        (8,461)        (9,776)        (8,461)
                                                          ---------      ---------      ---------      ---------
           Net cash provided by investing activities         (9,776)        (8,461)        (9,776)        (8,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (repayment) of note payable                       -0-            -0-            -0-       (285,000)
     Repayment of long-term debt                                -0-         (1,077)           -0-         (2,130)
     Net proceeds (costs) of issuance of common stock        25,909        129,829        272,100        530,777
       Payments received on stock subscriptions             450,000            -0-        554,568            -0-
                                                          ---------      ---------      ---------      ---------

            Net cash provided by (used in) financing
              activities                                    475,909        128,752        826,668        243,647
                                                          ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash                       4,160        (15,090)         3,800        (25,112)
                                                          ---------      ---------      ---------      ---------

Increase (decrease) in cash                                  66,442       (369,566)        13,240       (607,053)

Cash - beginning of period                                   25,881        505,494         79,083        742,981
                                                          ---------      ---------      ---------      ---------

Cash - end of period                                      $  92,323      $ 135,928      $  92,323      $ 135,928
                                                          =========      =========      =========      =========




                                HEALTHWATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

Note 1:  Principles of Presentation

The accompanying unaudited financial statements reflect all adjustments which in the opinion of management are necessary for a fair presentation of the Company's financial position as of December 31, 1996, and it's results of operations and cash flows for the three months and six months ended December 31, 1996 and 1995. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

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

Note 4: Inventory

Inventory consisted of the following at December 31, 1996 and June 30, 1996:

                           12/31/96         6/30/96
                           --------         --------
Raw materials              $646,114         $728,852
Work in process             117,585           81,894
Finished goods               20,200            8,189
                           --------         --------
                           $783,899         $818,935
                           --------         --------

Note 5: In September 1996, options to purchase 7,000 shares of Common Stock were exercised and the corresponding shares issued in exchange for a $14,700 receivable. The receivable was paid to the Company in October 1996.

Note 6: Supplemental schedule of non-cash operating, investing and financing activities during the three months and six months ended December 31, 1996.

The Company issued an aggregate of 28,195 shares and 77,581 shares valued at $76,338 and $258,789 during the three and six month periods ended December 31, 1996, respectively. Of this amount, 30,000 shares valued at $114,600 were included in accrued liabilities - unrelated parties as of June 1996, 15,000 shares valued at $52,500 were issued in exchange for certain investment banking services of which $26,250 remains in prepaid expense as of December 31, 1996, 26,781 shares valued at $64,738 were issued for other consulting services and 5,800 shares valued at $11,600 were issued as employee stock bonuses.

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

On November 14, 1996, the Company agreed to issue 200,000 Units of its securities, for a purchase price of $2.25 per Unit ($450,000 in the aggregate). Each Unit consists of one share of Series B and three Warrants, each Warrant representing the right to acquire one share of the Company's Common Stock at $2.00 per share. Each share of Preferred Stock is convertible into three shares of the Company's Common Stock. The agreement for the issuance of the Units contemplates that 150,000 additional Units ($337,500 aggregate purchase price) will be purchased on the same terms as those subscribed for on November 14, 1996, on each of January 15 and March 15, 1997.

During the three and six months ended December 31, 1996, the Company issued 200,000 of the Units. As of January 21, 1997, 200,000 shares of Series B Convertible Preferred Stock had been converted into 600,000 shares of the Company's Common Stock. Subsequent to the end of the second quarter of fiscal 1997, an additional 166,666 Units of the Company's securities have been issued for a purchase price of $2.25 per Unit ($375,000 in the aggregate). The agreement for the issuance of the Units contemplates that 133,333 additional Units ($300,000 aggregate purchase price) will be purchased on March 15, 1997.

The Note 8:  Common Stock

During the three months and six months ended December 31, 1996, the Company issued an aggregate of 10,338 shares and 110,810 shares of Common Stock for $$25,909 and $272,100, respectively, as the result of option and warrant exercises.


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

RESULTS OF OPERATIONS

         Revenues for the 1997 periods have not changed materially from the similar periods in 1996. The Company believes that product sales continue to be depressed as a result of the Company's lack of adequate working capital which has adversely affected its level of sales as the Company has not been able to support both the development of its new IV product and selling efforts and enhancements to its existing products. In addition, the Company believes that uncertainty in the medical community regarding the reimbursement effects of health-care reforms; consolidations of hospital and other health-care institutions resulting in fewer customers for the Company's diagnostic products and delays in making purchase commitments by institutions engaged in merger or consolidation discussions; and competitive pressure on product prices also contribute to depressed sales.

         Gross margins were 13% and 15% for the 1997 quarter and 6-month periods, respectively, compared to 14% and 24% for the similar 1996 periods. The lower gross margins in 1997 were due primarily to increased cost of parts and materials and increased salary and travel expenses.

         Selling, general and administrative expenses as a percent of sales were 73% and 75% for the 1997 quarter and 6-month periods, respectively, compared to 79% and 67% for the similar 1996 periods. The increase in the 1997 6-month period was due primarily to planned expenditures associated with the introduction of the new IV product and increased promotional expenses. The decrease in net loss per share in the 1997 periods is due to the increase in the number of outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had $277,006 of cash and accounts receivable. Due to the Company's operating losses, it has been required to raise additional debt and equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. During the first 6-months of fiscal 1997, the Company raised $475,909 of additional working capital primarily through the issuance of 200,000 Units of its securities as described in Note 7 to the financial statements.

         The Company believes that with the proceeds from the sale of the 200,000 Units during November 1996, and the scheduled sale of an aggregate of 300,000 additional Units in January and March of 1997 (166,666 of which have been sold as of the date of this report), it will have sufficient working capital to fund operations through the balance of fiscal 1997. However, the Company believes that it should raise approximately $1,200,000 of additional capital to better fund the sales and marketing expenses for the rollout of the new IV product, to continue the development of additional IV products and for general working capital purposes during the next twelve months.

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


PART II. OTHER INFORMATION

Items 1 and 3 through 5.

Item 2. During the second quarter of fiscal 1997, the Company sold in private transactions an aggregate of 200,000 Units of its securities. For further information regarding these sales, see Note 7 of Notes to financial statements.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:
         Exhibit 27 - Financial Data Schedule

The Company was not required to file a report on form 8-K during the quarter ended December 31, 1996.



                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: February 14, 1997
                                           HealthWatch, Inc.

                                       BY_______________________________
                                           Lindley S. Branson
                                           (President & Chief
                                           Executive Officer)


                                       BY_______________________________
                                           Annette Agner
                                           (Chief Accounting Officer)