Form 10QSB
period 1997-03-31
HEALTHWATCH INC
filed 1997-05-14
CIK 725627

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

Quarterly-report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1997.



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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes___X___ No_____

Number of registrant's common shares outstanding at May 12, 1997: 3,110,670.

         Traditional Small Business Issuer (check one)
Yes___X___ No_____



PART 1. FINANCIAL INFORMATION

                                HEALTHWATCH, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     March 31,         June 30,
                             ASSETS                                    1997              1996
                                                                   ------------      ------------
Current assets:
     Cash                                                          $    272,929      $     79,083
     Accounts receivable, net of allowance for doubtful
        accounts of $11,057 and $11,567, respectively                   285,006           229,543
     Inventory (Note 4)                                                 790,609           818,935
     Subscription receivable                                                -0-           104,568
     Other current assets (Note 5)                                       57,041            27,134
                                                                   ------------      ------------

             Total current assets                                     1,405,585         1,259,263

     Property and equipment, net (Note 5)                               138,802            72,086
     Intangible assets, net                                             984,090         1,169,232
     Other assets                                                        49,203           117,971
                                                                   ------------      ------------

             Total assets                                          $  2,577,680      $  2,618,552
                                                                   ============      ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    160,421      $    215,804
     Accrued compensation and payroll taxes                             230,889           235,241
     Other accrued expenses - related parties                             5,001            34,154
     Other accrued expenses - unrelated parties                         215,185           298,304
     Deferred revenue                                                   145,584           171,202
     Debentures payable - related parties                                15,000               -0-
     Debentures payable - unrelated parties                             565,000               -0-
                                                                   ------------      ------------

             Total current liabilities                                1,337,080           954,705

Debentures payable - related parties                                        -0-            15,000
Debentures payable - unrelated parties                                      -0-           565,000
                                                                   ------------      ------------

             Total liabilities                                        1,337,080         1,534,705
                                                                   ------------      ------------

Shareholders' equity:
  Cumulative preferred stock, $.07 par value; 1,428,571 shares authorized, 100,000 and 200,000 shares issued and out-
     standing, respectively (Note 6)                                      7,000            14,000
  Common stock, $.07 par value; 14,285,714 shares authorized,
     3,096,173 and 1,624,581 issued and outstanding,
     respectively (Notes 5 & 7)                                         216,732           113,720
  Additional paid-in capital                                         14,487,209        12,958,348
  Accumulated deficit                                               (13,429,421)      (11,963,662)
  Equity adjustment from foreign currency translation                   (40,920)          (38,559)
                                                                   ------------      ------------

             Total shareholders' equity                               1,240,600         1,083,847
                                                                   ------------      ------------

             Total liabilities and shareholders' equity            $  2,577,680      $  2,618,552
                                                                   ============      ============




                               HEALTHWATCH , INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                             Three Months                      Nine Months
                                                             ------------                      -----------

                                                         1997             1996             1997             1996
                                                     -----------      -----------      -----------      -----------
Product sales                                            614,878      $   535,115      $ 1,611,658      $ 1,531,833
Product cost of sales                                    485,290          414,225        1,333,024        1,173,462
                                                     -----------      -----------      -----------      -----------

              Gross profit                               129,588          120,890          278,634          358,371

Operating costs and expenses:
   Selling, general and administrative                   460,803          363,866        1,208,509        1,030,246
   Depreciation and amortization                          74,037           87,198          219,640          261,596
   Research and development                               77,280           65,391          267,426          263,200
                                                     -----------      -----------      -----------      -----------

              Total operating costs and expenses         612,120          516,455        1,695,575        1,555,042
                                                     -----------      -----------      -----------      -----------

              Loss from continuing operations           (482,532)        (395,565)      (1,416,941)      (1,196,671)

Other income (expense):
   Interest income                                           -0-              798              -0-            7,998
   Interest expense                                      (15,091)         (15,132)         (48,818)         (50,756)
   Miscellaneous                                             -0-              -0-              -0-           10,102
                                                     -----------      -----------      -----------      -----------
              Total operating costs and expenses         (15,091)         (14,334)         (48,818)         (32,656)
                                                     -----------      -----------      -----------      -----------

              Net loss                               $  (497,623)     $  (409,899)     $(1,465,759)     $(1,229,327)
                                                     ===========      ===========      ===========      ===========

Net loss per share                                   $     (0.17)     $     (0.32)        $(0.66 )      $     (1.05)
                                                     ===========      ===========      ===========      ===========

Weighted average number of shares outstanding
                                                       2,919,176        1,268,918        2,237,659        1,169,871
                                                     ===========      ===========      ===========      ===========



                               HEALTHWATCH , INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                      Three Months                     Nine Months
                                                                      ------------                     -----------
                                                                 1997             1996            1997             1996
                                                            --------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                         $  (497,623)     $  (409,899)     $(1,465,759)     $(1,229,327)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Stock issued as payment of expenses                            37,605           42,689          155,544          140,125
  Depreciation and amortization                                  74,037           87,198          219,640          261,596
  Gain on extinguishment of debt                                    -0-              -0-              -0-          (10,102)

Decrease (increase) in assets:
  Accounts receivable                                          (100,323)         (59,703)         (55,463)          73,506
  Inventory                                                      (6,710)          86,502           28,326          (58,549)
  Other current assets                                              231            2,662          (16,782)         104,928
  Other assets                                                   (7,442)           4,553           (2,899)           2,733
Increase (decrease) in liabilities:
  Accounts payable                                               10,753           28,678          (55,383)         (66,088)
  Accrued expenses - related                                     18,387            4,872          (33,505)           9,818
  Accrued expenses - unrelated                                   55,706           42,883           31,481         (176,495)
  Deferred revenue                                                2,413          (17,064)         (25,618)         (55,901)
                                                            --------------------------------------------------------------
    Net cash used in operating activities                      (412,966)      (1,220,418)      (1,003,756)        (186,629)
                                                            --------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                            (19,771)             -0-          (29,547)          (8,461)
  Increase in intangible assets
                                                            --------------------------------------------------------------
    Net cash provided by (used in) investing activities         (19,771)             -0-          (29,547)          (8,461)
                                                            --------------------------------------------------------------

Cash flows from financing activities:
  Proceeds (repayment) of note payable                              -0-              -0-              -0-         (285,000)
  Repayment of long-term debt                                       -0-           (1,100)             -0-           (3,230)
  Net costs of issuance of common stock                          19,504          170,350          291,604          701,127
  Payments received on stock subscriptions                      600,000              -0-        1,154,568              -0-
                                                            --------------------------------------------------------------
    Net cash provided by (used in) financing activities         619,504          169,250        1,446,172          412,897
                                                            --------------------------------------------------------------

Effect of exchange rate changes on cash                          (6,161)          (2,698)          (2,361)         (27,810)
                                                            --------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                180,606          (20,077)         193,846         (627,130)
Cash and cash equivalents-beginning of period                    92,323          135,928           79,083          742,981
                                                            --------------------------------------------------------------
Cash and cash equivalents-end of period                     $   272,929      $   115,851      $   272,929      $   115,851
                                                            ==============================================================




                                HEALTHWATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

Note 1: Principles of Presentation

The accompanying unaudited financial statements reflect all adjustments which in the opinion of management are necessary for a fair presentation of the Company's financial position as of March 31, 1997, and it's results of operations and cash flows for the three months and nine months ended March 31, 1997 and 1996. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

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

Note 4: Inventory

Inventory consisted of the following at March 31, 1997 and June 30, 1996:

                           03/31/97             6/30/96
                           --------             -------
Raw materials              $592,956            $728,852
Work in process             158,122              81,894
Finished goods               39,531               8,189
                           --------            --------
                           $790,609            $818,935
                           --------            --------

Note 5: Supplemental schedule of non-cash operating, investing and financing activities during the three months and nine months ended March 31, 1997.

The Company issued an aggregate of 9,000 shares and 86,581 shares valued at $24,480 and $283,269, respectively, during the three and nine month periods ended March 31, 1997, respectively. Of this amount, 30,000 shares valued at $114,600 were included in accrued liabilities - unrelated parties as of June 30, 1996, 15,000 shares valued at $52,500 were issued in exchange for certain investment banking services of which $13,125 remains in prepaid expense as of March 31, 1997, 35,781 shares valued at $104,569 were issued for other consulting services and 5,800 shares valued at $11,600 were issued as employee stock bonuses. Other assets with a fair market value of $71,667 were placed in service as equipment during the quarter ended March 31, 1997.

Note 6: Preferred Stock/Warrants

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

On November 14, 1996, the Company agreed to issue an aggregate of 500,000 Units of its securities, for a purchase price of $2.25 per Unit ($1,125,000 in the aggregate). Each Unit consisted of one share of Series B Preferred Stock and three Warrants, each Warrant representing the right to acquire one share of the Company's Common Stock at $2.00 per share. Each share of Preferred Stock is convertible into three shares of the Company's Common Stock. During the three and nine months ended March 31, 1997, the Company issued 266,666 and 466,666 Units, respectively. As of March 31, 1997, 366,666 shares of Series B Convertible Preferred Stock had been converted into 1,100,000 shares of the Company's Common Stock. Subsequent to the end of the third quarter of fiscal 1997, the remaining 33,334 Units were issued.

Note 7: Common Stock

During the three months and nine months ended March 31, 1997, the Company issued an aggregate of 16,428 shares and 127,238 shares of Common Stock for $30,000 and $302,100, respectively, as the result of option and warrant exercises.



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

         HealthWatch has incurred losses from operations in each of its last three fiscal years. Due to the significantly better margins anticipated for its IV products than for its diagnostic products, the Company's primary focus is on the development of its IV business. During the quarter ended March 31, 1997, the Company reported the first sales of the Pacer, its new IV product.

RESULTS OF OPERATIONS

         Revenues for the 1997 periods increased 15% and 5% for the 1997 quarter and 9-month periods, respectively, compared to the similar periods in 1996. The increased revenues were primarily due to sales of the Company's first IV product, the Pacer. The Company believes that product sales continue to be depressed as a result of the Company's lack of adequate working capital which has adversely affected its level of sales as the Company has not been able to support both the development of its new IV product and selling efforts and enhancements to its existing products. In addition, the Company believes that uncertainty in the medical community regarding the reimbursement effects of health-care reforms; consolidations of hospital and other health-care institutions resulting in fewer customers for the Company's diagnostic products and delays in making purchase commitments by institutions engaged in merger or consolidation discussions; and competitive pressure on product prices also contribute to depressed sales.

         Gross margins were 21% and 17% for the 1997 quarter and 9-month periods, respectively, compared to 23% and 23% for the similar 1996 periods. The lower gross margins in 1997 were due primarily to increased cost of parts and materials and increased salary expenses.

         Selling, general and administrative expenses as a percent of sales were 75% for the 1997 quarter and 9-month periods compared to 68% and 67%, respectively, for the similar 1996 periods. The increase in the 1997 periods was due primarily to planned expenditures associated with the introduction of the new IV product, increased promotional expenses, and increased salary expenses. The decrease in net loss per share in the 1997 periods is due to the increase in the number of outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had $557,935 of cash and accounts receivable. Due to the Company's operating losses, it has been required to raise additional debt and equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. During the first 9-months of fiscal 1997, the Company raised $1,352,100 of additional working capital primarily through the issuance of 466,666 Units of its securities as described in Note 6 to the financial statements.

         The Company believes that with the proceeds from the sale of the 466,666 Units during the first 9-months of fiscal 1997, and the subsequent sale of an aggregate of 33,334 additional Units, it has sufficient working capital to fund operations through the balance of fiscal 1997. However, the Company believes that it should raise approximately $800,000 of additional capital to better fund the sales and marketing expenses for the rollout of the new IV product, to continue the development of additional IV products and for general working capital purposes during the next twelve months. In addition, the Company will either have to raise an additional $580,000 to pay certain debentures which are due and payable in September 1997, or enter into agreements with the holders of such securities to extend the due date thereof or to convert the debentures into shares of the Company's common stock at a reduced conversion rate (current conversion rate is $14.00 per share).

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


PART II. OTHER INFORMATION

Items 1 and 3 through 5. Not applicable.

Item 2. During the second and third quarters of fiscal 1997, the Company sold in private transactions an aggregate of 466,666 Units of its securities. For further information regarding these sales, see Note 6 of Notes to financial statements.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:
        Exhibit 27 - Financial Data Schedule

The Company was not required to file a report on form 8-K during the quarter ended March 31, 1997.


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  May 14, 1997
                                        HealthWatch, Inc.

                                        BY /s/ Daniel J. Kelly
                                           ------------------------------------
                                           Daniel J. Kelly
                                           (President & Chief Executive Officer)


                                        BY /s/ Annette Agner
                                           ------------------------------------
                                           Annette Agner
                                           (Chief Accounting Officer)