Form 10KSB
period 1997-06-30
HEALTHWATCH INC
filed 1997-10-14
CIK 725627

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                    Commission file number
            JUNE 30, 1997                                 0-11476

                                HEALTHWATCH, INC.
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                  84-0916792
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

                   2445 CADES WAY, VISTA, CA                92083
           (Address of principal executive offices)       (Zip Code)

               Registrant's telephone number, including area code:
                                 (760) 598-4333

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.07 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
                           Yes __X__             No ____

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [___].

      Registrant's revenues for fiscal year ended June 30, 1997: $2,089,325.

      Aggregate market value of voting stock held by non-affiliates of registrant as of September 30, 1997: Approximately $2,025,000.

      Number of shares outstanding as of September 30, 1997: 3,718,685 shares of Common Stock, $.07 par value.

      Documents incorporated by reference: Items 9-12 of Part III are incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

         HealthWatch develops, manufactures and markets medical products, including the PACER, a new infusion therapy ("IV") device, and Life Sciences vascular diagnostic systems. During the first four months of fiscal 1998, the Company implemented actions to expand its products and services to include medical equipment and services for monitoring, capturing and managing medical information. This business is expected to include both the development and sale of medical equipment which captures information at the point of care and transmits the information automatically to other application processing systems such as registration, medical records and billing systems and the acquisition of healthcare system integrators in major metropolitan areas throughout the United States. The Company expects to begin marketing its new systems integration product during fiscal 1998.

         During October 1997, the Company expects to complete a series of transactions with HALIS, Inc., a Georgia corporation ("HALIS"), two officers and directors of HALIS; MERAD Corporation, a Georgia corporation ("MERAD"), which is a wholly-owned subsidiary of Paul Harrison Enterprises, Inc. ("PHE"), an affiliate of HALIS, and several shareholders of HALIS.

         These transactions follow the execution during August 1997, by HealthWatch and HALIS of a letter of intent which contemplated a merger of the two companies. HALIS, based in Atlanta, Georgia, is a publicly-traded company (Nasdaq Bulletin Board Symbol: "HLIS"), which supplies information technology services focused on the healthcare industry. Utilizing advanced healthcare models and information technology, HALIS has developed the HALIS Health Care Enterprise System, a single program which integrates all of the major functions needed by clinics, hospitals, healthcare practices, payers, long-term care facilities, laboratories, pharmacies and home healthcare facilities. HALIS is implementing a corporate strategy which combines external acquisitions and internal sales growth.

         HALIS and HealthWatch had originally planned to merge. Following discussions, HALIS and HealthWatch determined that it would be preferable for the two companies to adopt a shared business development strategy, but for HealthWatch to remain a separate company. To implement this strategy, HealthWatch and HALIS have agreed to enter into a joint venture and co-marketing arrangement whereby HealthWatch and HALIS will share sales prospects and HealthWatch will develop technology and an integration database engine designed to monitor, capture and manage medical information at the point of care.

         In addition, the Company is to obtain a license from MERAD to certain artificial intelligence computer software and a multimedia database utility and will retain MERAD to develop proprietary software technology which will be used to expand HealthWatch's product offerings to include products and services specifically focused on monitoring, capturing and managing medical information at the point of care. Further, Paul Harrison, Chairman of the Board, Chief Executive Officer, and President of HALIS, has joined the HealthWatch Board of Directors; and Larry Fisher, a Director and Executive Vice-President, Chief Administrative Officer and Secretary of HALIS has agreed to join the HealthWatch Board of Directors. PHE (an investment firm controlled by Mr. Harrison), Mr. Fisher and two non-affiliated shareholders of HALIS are exchanging 1,100,000 of their shares of HALIS common stock for 4,400,000 shares of the Company's common stock, the exchange ratio being based on the market value for each company's common stock at the time that the transaction was negotiated.

         References herein to "HealthWatch" or the "Company" include HealthWatch and its consolidated subsidiaries and their predecessors unless the context indicates otherwise. HealthWatch was incorporated in the state of Minnesota in 1983. Except for historical information contained in this report and in the documents incorporated by reference, the matters discussed herein and therein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements, including, without limitation, the effect of economic conditions, product demand, competitive products and other risks detailed herein and in the Company's other filings with the Securities and Exchange Commission.

BUSINESS SEGMENTS

         During the three years ended June 30, 1997, HealthWatch's business consisted of one business segment: medical products. Revenues for the Company's medical products for the past three fiscal years are as follows:

                                          Year Ended June 30,
                           ----------------------------------------------
                                1997             1996             1995
                                ----             ----             ----
Revenues:
Medical Products
  Cardiology               $    521,858     $    564,993     $    610,623
  Peripheral Vascular           453,926          472,497        1,206,772
  IV                             94,080             --               --
  Supplies & Technical
    Services                  1,019,461        1,003,974        1,698,857
                           ------------     ------------     ------------
      TOTAL                $  2,089,325     $  2,041,464     $  3,516,252


         For the year ended June 30, 1997, the Company reported a decline in revenues of $43,135 for cardiology products, $18,571 for peripheral vascular products and increases of $94,080 in IV products and increases of $15,487 in supplies and technical services. For the year ended June 30, 1996, the Company reported a decline in revenues of $45,630 for cardiology products, $734,275 for peripheral vascular products and $694,883 for supplies and technical services when compared with fiscal 1995. For the year ended June 30, 1995, the Company reported a decline in revenues of $253,281 for cardiology products, $202,756 for peripheral vascular products and $97,857 for supplies and technical services when compared with fiscal 1994. The Company attributes the reduction in revenues for its cardiology and peripheral vascular products primarily to a general slowdown in the purchases of capital medical devices due to the uncertainty in the market for such products caused by proposed health-care reforms and efforts to reduce health-care costs. In addition the Company's revenues have been adversely affected by the lack of adequate working capital, changes in sales personnel, as well as the need to reduce prices for its products to meet price reductions by competitors, again , the Company believes, due to the softness in the markets for its products. Revenues from supplies and technical services are related to the placement of new cardiology and peripheral vascular products.

         Foreign sales accounted for $566,009, $566,427 and $1,318,233 of the Company's medical product revenues during fiscal 1997, 1996 and 1995, respectively. The revenues from the international market are generated by distributor sales and a wholly owned subsidiary, Cambridge Medical Equipments LTD., in England. Cambridge Medical Equipments LTD. accounted for revenues of $456,397, $381,739 and $561,364 for the three years ended June 30, 1997, 1996 and 1995, respectively. International product sales are primarily through distributors. For additional information regarding the Company's business segments see Note 14 of the Notes to the Consolidated Financial Statements.

BUSINESS DEVELOPMENT

         HealthWatch's goal since 1989 has been to build a medical products business. In October 1990, HealthWatch acquired Life Sciences, a 16-year old company engaged in the design, manufacture and marketing of Doppler and ultrasound imaging systems for the noninvasive assessment of peripheral vascular diseases. Life Sciences has an installed base in excess of 2,850 systems. HealthWatch considered Life Sciences' primary value to be its established product line and customer base.

         In December 1990, HealthWatch acquired Cambridge Medical Instruments (located in the United States) and Cambridge Medical Equipments (located in the United Kingdom). Cambridge, founded in 1911 by Sir Horace Darwin, son of the naturalist Charles Darwin, was the first company to manufacture electrocardiograph diagnostic equipment. HealthWatch considered the primary value of the Cambridge acquisition to be the Cambridge name and the Cambridge exercise stress test product line.

         In September 1993, HealthWatch acquired Metamed, a company formed in 1992 to develop a line of IV therapy and drug delivery devices. HealthWatch considered Metamed's primary value to be its proprietary technology.

         In October 1997, HealthWatch expects to complete a joint venture and co-marketing arrangement with HALIS and acquire certain technology rights from MERAD which will be used to develop a healthcare product based on advanced multimedia database and artificial intelligence software designed to capture medical information at the point of care and to transfer the information automatically to healthcare applications processing systems, such as registration, medical records and billing systems, including the HALIS Health Care Enterprise System. In addition, HealthWatch is acquiring 1,100,000 shares of the common stock of HALIS. HealthWatch considers the primary value of the transactions to be a substantial increase in HealthWatch's working capital and net worth which the Company believes is important for the Company to be able to attract qualified persons and to be able to expand its business through external acquisitions, the potential increase in the value of the HALIS shares over the long-term as HALIS continues to expand and develop its business, the development of shared economic interests with HALIS which HealthWatch believes will result in a stronger and more beneficial working relationship with HALIS and the potential value of the software technology license which should enable the Company to expand its product offerings to markets which have significant growth potential.

         HealthWatch's plan for fiscal 1998 is to aggressively seek to expand its business by the introduction of the new integration software technology, the acquisition of independent companies engaged in providing system integration services to the healthcare industry and the acquisition of products which can be used to digitize healthcare information, such as patient records and the results of diagnostic tests and images.

CURRENT PRODUCTS

         GLOSSARY OF TERMS.

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

         The PACER, the Company's first IV product, a controller, which was approved for marketing by the FDA in April 1994, has recently been introduced and initial marketing efforts commenced. The PACER'S list price is $1,200, compared to competing single channel products, normally IV pumps, which sell for in excess of $2,000 for products with features similar to those for the PACER to up to $6,500 or more for more complicated pump products with specialized operating features. The PACER may be used with a variety of IV sets, including generic sets which generally sell for significantly less than proprietary sets which often must be used with competing IV pump products. The use of generic IV sets can save users from $1.25 to $9.25 per IV set used. It is not unusual for hospitals to annually use from 140 to 200 sets per IV instrument.

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

         There is currently an installed base of over 350 MVL'S. The price for a basic system, consisting of the MVL base unit, PVR module and CWD/PPG module, is approximately $23,500.

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

         HealthWatch sold the Telemed interpretive software in January 1995. HealthWatch retained a license to use the Telemed software with its Cambridge products. The Company is seeking to sell its Cambridge service and supply business and expects to discontinue offering the Cambridge line of products.

         SUPPLIES AND TECHNICAL SERVICES. In addition to the sale of medical instruments, HealthWatch sells disposable supplies, such as ECG recording paper and electrodes and electrasound gels and cuffs, to purchasers of its cardiology and peripheral vascular equipment and provides technical service/maintenance for such equipment. During fiscal 1997, 1996 and 1995 sales of supplies and revenues from service and maintenance activities accounted for approximately 49, 49 and 48 percent, respectively, of HealthWatch's revenues from its medical products business segment.

SALES AND MARKETING

         The Company has a Vice President of Marketing, one field sales representative and one customer service representative. The Company markets internationally through selected independent manufacturers' representatives and distributors who have appropriately trained staff capable of providing sales and service for the Company's products.

         Initially, HealthWatch intends to distribute the PACER, its first IV product, through independent dealers or manufacturers' representatives. The Company believes that the long-term success of any marketing program for its IV instruments may require that the Company enter into a marketing and sales relationship with an independent company that is currently distributing IV products. The Company intends to market its IV instruments based on their ease of use and potentially significant cost savings which users may recognize, both due to the instrument's lower cost and the ability to use lower-priced IV sets.

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

         HealthWatch is in the beginning stages of producing the PACER, its first IV product. Since the Company's primary activities relating to the production of this product are the assembly, testing and shipping of the final product, the Company believes that if it has adequate working capital to fund the purchase of raw materials and component parts it will be able to increase production levels rapidly. Several of the key components for the PACER must be ordered 60 or more days in advance of their anticipated need in order to assure their availability on a timely basis. This need substantially increases the Company's working capital requirements and may limit its ability to rapidly increase production capabilities for the PACER should this be required in order to meet increasing order rates for this product.

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

RESEARCH AND DEVELOPMENT

         The Company expects to incur additional expenses for the completion of the design-related work and initial product builds for the IV controller system. In addition, subject to available capital resources, the Company may make certain enhancements to its Modular Vascular Laboratory, a product sold under the Life Sciences name. During the years ended June 30, 1997, 1996 and 1995, the Company spent $423,762, $345,240 and $499,099, respectively, on research and development activities.

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

COMPETITION

         There are many companies that produce equipment which competes with the Company's current and planned products. While there is significant competition for each of the Company's peripheral vascular products, the number of competitors, particularly ones that offer as broad a range of products as does HealthWatch, is significantly less in the peripheral vascular markets than in the cardiology markets. Many of the Company's competitors, particularly in the cardiology markets, have substantially greater financial and marketing resources than the Company. Hewlett-Packard Corporation, Marquette Electronics, Inc. and Quinton Instruments Co., all of which are substantially larger than HealthWatch, account for a substantial portion of the market for ECG products similar to those sold by HealthWatch. For the products to be sold in the IV instrumentation business there are a number of competitors which provide mostly "high end" IV controllers and pumps. Over 80% of the domestic market for IV instruments is dominated by four companies, including, Baxter Healthcare Corporation and Abbott Laboratories. All of these companies are substantially larger than HealthWatch. The international market for IV products is largely fragmented with local manufacturers.

         Competition for medical products generally is on the basis of product performance and cost. The Company's cardiology and vascular products generally are priced in the mid-range of competing products with the Life Sciences fully configured MVL product priced at the high-end of the peripheral vascular market. In the IV instrumentation market, competition has historically been based on product performance and reputation. With the implementation of the Health Care Reform Act in 1986, competition in these markets has become more focused on the cost per use of the IV instruments. HealthWatch IV instruments are believed to be substantially lower in cost per use than currently marketed products in both the hospital and home-care markets. The Company expects to encounter intense competition in the market for its IV products. This could require that the Company commit significantly greater resources to the introduction of its IV products than would otherwise be required.

GOVERNMENT REGULATION

         The medical devices manufactured and marketed by the Company are subject to regulation by the Federal Food and Drug Administration (the "FDA") and, in some instances, by state and foreign authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FFDCA") and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, packaging, labeling, distribution and promotion of medical devices.

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

         The Company has filed a new 510(k) Submission for the PACER in order to incorporate an increased rate range for infusions. Additional product modifications, including new software features, that the Company may develop in the future will likely require 510(k) clearance if the modifications could affect the safety or efficacy of the Company's products. If the Company determines that any modifications that it may make to its cleared devices do not require a new 510(k) Submission, there can be no assurance that the FDA would agree with the Company's determinations and would not require a new 510(k) Submission for any modifications made to the devices. If the FDA requires the Company to file a new 510(k) Submission for any modification to the device, the Company may be prohibited from marketing the device as modified until it obtains clearance from the FDA. There can be no assurance that the Company will obtain 510(k) clearance on a timely basis, if at all, for any device modification for which it files a future 510(k) Submission. If 510(k) clearance is granted, there can be no assurance that it will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

         Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA. Device manufacturers are required to register their establishments and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FFDCA requires devices to be manufactured in accordance with Good Manufacturing Procedure ("GMP") regulations which impose certain process, procedure and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The Company believes that its manufacturing and quality control procedures substantially conform to the requirements of FDA regulations.

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

         The Company may export its products to Europe, Japan and other foreign countries. Exports of products that have market clearance from the FDA in the United States do not require FDA authorization for export. However, foreign countries often require, among other things, an FDA certificate for products for export ("CPE"). To obtain a CPE the device manufacturer must certify to the FDA that the product has been granted clearance in the United States and that the manufacturing facilities appeared to be in compliance with GMPs at the time of the last FDA inspection. The FDA will refuse to issue a CPE if significant outstanding GMP violations exist.

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

         The Company has received Underwriters Laboratory, Inc. product recognition under UL 544, Standard for Medical and Dental Equipment for the PACER. To maintain "UL" status, the Company will be subject to quarterly inspections by Underwriters Laboratory, Inc.

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

EMPLOYEES

         At September 30, 1997, the Company had 18 employees. In order to reduce expenses, the Company has taken actions to reduce its number of employees which have resulted in a reduction of 19 positions during the six-month period ended September 30, 1997.

INVESTMENT CONSIDERATIONS

         In addition to the factors set forth elsewhere herein, investors should consider the following factors regarding HealthWatch:

         HALIS INVESTMENT. As part of HealthWatch's decision to expand its business to include medical products and services for monitoring, capturing and managing medical information, the Company is entering into a joint venture and co-marketing arrangement with HALIS, will obtain a license to certain software technology and is making a significant investment in HALIS through the exchange with certain HALIS shareholders of shares of the Company's common stock for a portion of their shares of HALIS common stock. As a result of this exchange, HealthWatch will own 1,100,000 shares of HALIS' common stock which had a market value of approximately $2,000,000 at October 10, 1997, and HALIS and officers and directors and affiliates of HALIS will own 3,016,667 shares of HealthWatch's common stock representing approximately 35% of the 8,635,351 shares of HealthWatch's common stock which will be outstanding following such investment. For information regarding HALIS' business and certain investment considerations regarding HALIS, see "HALIS, Inc." below. In addition, HALIS is subject to certain informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (the "Commission"). Such reports and other information can be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549 and at the Commission's regional offices located at Seven World Trade Center, 13th Floor, New York, New York 10048 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can also be obtained at prescribed rates by writing to the Securities and Exchange Commission, Public Reference Section, 450 Fifth Street, N.W., Washington, D.C. 20549. In addition, the Commission maintains a web site that contains reports, proxy and information statements and other information regarding HALIS at http://www.sec.gov.

         HALIS' common stock is traded on the NASDAQ Bulletin Board, under the symbol "HLIS." While the Company's investment in HALIS represents less than 3% of HALIS' outstanding shares of common stock, the Company's ability to sell its shares of HALIS could be adversely affected by the limited trading volume for HALIS' stock and by the requirement that the Company sell its HALIS shares in accordance with Rule 144 promulgated by the Commission, since Paul W. Harrison, a member of the Company's Board of Directors, is also Chairman of the Board of Directors of HALIS and is the beneficial owner of approximately 35% of HALIS' outstanding shares of common stock. Rule 144 could limit the amount of HALIS' shares which HealthWatch could sell during any three-month period to approximately 400,000 shares. Further, there is no assurance that a public market for HALIS' securities will continue to be made or that the Company will be able to avail itself of a public trading market for the HALIS common stock in the future. Moreover, sales and potential sales of substantial amounts of HALIS' common stock in the public market pursuant to Rule 144 and pursuant to a recently-declared effective Registration Statement for certain selling shareholders of HALIS could adversely effect the prevailing market prices for the HALIS common stock and impair HealthWatch's ability to raise additional capital through the sale of the HALIS common stock should it be necessary to do so to raise additional working capital. While HealthWatch intends its investment in HALIS to be for the long-term, HealthWatch will need to raise significant additional working capital to fund its operations and it may, therefore, be necessary or advantageous for HealthWatch to sell the HALIS shares to raise required working capital if HealthWatch is unable to raise working capital from other sources.

         NEW BUSINESS VENTURES; UNPROVEN PRODUCTS. In October 1997, the Company will acquire certain software technology required to expand its business to include the monitoring, capturing and managing of medical information and in September 1993, completed the acquisition of Metamed, Inc., a development-stage company. Both of these businesses represent significant new business ventures for HealthWatch, and the Company's ability to successfully develop these businesses is subject to all of the risks inherent in the establishment of a new business. HealthWatch had not previously been engaged in either the healthcare information or infusion therapy businesses.

         ACQUISITIONS AND INTEGRATION. An important element of HealthWatch's business strategy for fiscal 1998 is to expand through acquisitions. HealthWatch's future success may be dependent upon its ability to finance acquisitions and effectively integrate acquired businesses with HealthWatch's operations. Although HealthWatch believes that it will be able to affect such integration, there can be no assurance that HealthWatch will be able to affect any such acquisitions, or that such acquisitions will be successfully integrated or that they will otherwise be successful.

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

         DEPENDENCE ON THIRD-PARTY REIMBURSEMENT. The Company's products are generally purchased by health-care providers, which then seek reimbursement from various public and private third-party payors, such as Medicare, Medicaid and indemnity insurers, for health-care services provided to patients. Government and private third-party payors are increasingly attempting to contain healthcare costs by limiting both the extent of coverage and the reimbursement rate for new diagnostic and therapeutic products and services. The Health Care Financing Administration of the United States Department of Health and Human Services ("HCFA"), which administers Medicare, and most private insurance companies do not provide reimbursement for services that they determine to be experimental in nature or that are not considered "reasonable and necessary" for diagnosis or treatment. Many private insurers are influenced by HCFA actions in making their own coverage decisions on new products or services. There can be no assurance that third-party reimbursement for the services provided using the Company's products will continue to be available to its customers or that any such reimbursement will be adequate. Disapproval of, or limitations in, coverage by HCFA or other third-party payors could materially and adversely affect market acceptance of the Company's products which could, in turn, have a material adverse affect on the Company's business, financial condition and results of operations.

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

         LIMITATIONS ON BROKER-DEALER SALES OF COMPANY AND HALIS COMMON STOCK; APPLICABILITY OF "PENNY STOCK RULES". Federal regulations under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act") regulate the trading of so-called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on Nasdaq which are priced at less than $5.00 are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, during the time in which the Common Stock is quoted on the Nasdaq SmallCap Market and is priced below $5.00 per share, trading of the Common Stock is subject to the provisions of Section 15(b)(6) of the Exchange Act which make it unlawful for any broker-dealer to participate in a distribution of any penny stock without the consent of the Commission if, in the exercise of reasonable care, the broker-dealer is aware of or should have been aware of the participation of a previously sanctioned person. In such event, it may be more difficult for broker-dealers to sell the Company's Common Stock and purchasers of the shares of Common Stock may have difficulty in selling their shares in the future in the secondary trading market.

         In the event that the Company's Common Stock is delisted from the Nasdaq SmallCap Market and the Company fails other relevant criteria, trading of the Common Stock would be subject to the full range of the Penny Stock Rules. HALIS' common stock is currently traded on the Nasdaq Bulletin Board and is subject to the Penny Stock Rules. Under these rules, broker-dealers must take certain steps prior to selling a "penny stock," which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and (iii) providing the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Accordingly, delisting from the Nasdaq SmallCap Market and the application of the comprehensive Penny Stock Rules may make it more difficult for broker-dealers to sell the Company's Common Stock and purchasers of the shares of Common Stock may have difficulty in selling their shares in the future in the secondary trading market.

HALIS, INC.

         INTRODUCTION. During October 1997, the Company expects to complete a series of transactions with HALIS, a Georgia corporation, two officers and directors of HALIS, MERAD Corporation, a wholly-owned subsidiary of Paul Harrison Enterprises, Inc., an affiliate of HALIS, and several shareholders of HALIS.

         These transactions follow the execution by HealthWatch and HALIS of a letter of intent which contemplated a merger of the two companies. HALIS, based in Atlanta, Georgia, supplies information technology services focused on the healthcare industry. Utilizing advanced healthcare models and information technology, HALIS has developed the HALIS Health Care Enterprise System, a single program which integrates all of the major functions needed by clinics, hospitals, healthcare practices, payers, long-term care facilities, laboratories, pharmacies and home healthcare facilities. HALIS is implementing a corporate strategy which combines external acquisitions and internal sales growth.

         HALIS and HealthWatch had originally planned to merge. Following discussions, HALIS and HealthWatch determined that it would be preferable for the two companies to adopt a shared business development strategy, but for

HealthWatch to remain a separate company. To implement this strategy, HealthWatch and HALIS have agreed to enter into a joint venture and co-marketing arrangement whereby HealthWatch and HALIS will share sales prospects and HealthWatch will develop technology and an integration database engine designed to monitor, capture and manage medical information at the point of care.

         In addition, the Company is to obtain a license from MERAD to certain artificial intelligence computer software and a multimedia database utility, and will retain MERAD to develop proprietary software technology which will be used to expand HealthWatch's product offerings to include products and services specifically focused on monitoring, capturing and managing medical information at the point of care. Further, Paul Harrison, Chairman of the Board, Chief Executive Officer, and President of HALIS, has joined the HealthWatch Board of Directors; and Larry Fisher, a Director and Executive Vice-President, Chief Administrative Officer and Secretary of HALIS has agreed to join the HealthWatch Board of Directors. Paul Harrison Enterprises, Inc., Mr. Fisher and two non-affiliated shareholders of HALIS are exchanging 1,100,000 of their shares of HALIS common stock for 4,400,000 shares of the Company's common stock, the exchange ratio being based on the market value for each company's common stock at the time that the transaction was negotiated.

         SELECTED FINANCIAL DATA. The following financial information is derived from financial statements provided by HALIS.

STATEMENT OF OPERATIONS DATA:

                                                Year ended December 31,             Six Months Ended June 30,
                                            ------------------------------       ------------------------------
                                                1995              1996               1996              1997
                                            -----------       ------------       -----------       ------------
                                           (Predecessor)                        (Predecessor)
Revenues                                    $ 3,582,896       $  1,925,412       $ 1,302,224       $  3,605,926
Cost and Expenses                             3,863,049          3,498,384         1,599,733          5,487,171
Operating Loss                                 (280,153)        (1,572,972)         (297,509)        (1,881,245)
Net Loss                                       (372,938)        (1,989,696)         (339,003)        (1,956,636)
Net Loss Per Common
  Share                                            --         $       (.12)             --         $       (.07)
Weighted Average
  Shares Outstanding                               --           15,956,824              --           29,822,386

BALANCE SHEET DATA (AT END OF PERIOD):

Current Assets                                     --         $    798,341              --         $  2,266,307
Total Assets                                       --            1,138,129              --           12,627,053
Current Liabilities                                --            1,723,955              --            4,918,569
Total Liabilities                                  --            3,229,955              --            5,114,389
Stockholders Equity
  (Deficit)                                        --         $ (2,091,826)             --         $  7,512,664


         BUSINESS. The following is based upon information included in a HALIS Registration Statement filed with the Commission on Form S-2 dated August 22, 1997.

         HALIS is a supplier of information technology and services, focusing on the healthcare industry. HALIS currently is implementing a corporate strategy which combines external acquisitions and internal sales growth, including the development of business partner relationships.

         HALIS has offices in Atlanta, Chicago and Tampa and intends to expand its geographic presence to Texas, California and the Northeast. The Atlanta operation includes sales, service, and consulting functions, and currently serves as the HALIS national Customer Service Center. The Chicago facility performs healthcare technology-driven services and may serve as HALIS' outsourcing center for customers who wish to take advantage of the HALIS technology, but do not wish to operate their own internal systems. The Tampa office provides management, billing and related administrative services to healthcare providers.

         Utilizing advanced healthcare models and information technology, HALIS has developed the HALIS Healthcare Enterprise System, a single system for the healthcare industry. This Healthcare Enterprise System integrates all of the major functions needed by clinics, hospitals, practices, payers, long-term care facilities, laboratories, pharmacies and home healthcare facilities, the eight major markets into which HALIS competes. HALIS is currently building out the specific features required by each of these eight markets. Subsets of or all of the Healthcare Enterprise System can be used by each of these markets and can be combined to provide a complete solution for Integrated Healthcare Delivery Networks. These Networks are being formed by hospitals, clinics, payers, practice management companies, individual practices, and other entities which are involved in the delivery and management of healthcare services.

         HALIS' systems business will be targeted to healthcare industry participants such as physician practices, HMO's, home healthcare providers and hospitals. HALIS expects to capitalize on the healthcare industry's demand for more software variety, updates, convenience, lower pricing, and better support services. In addition, HALIS will provide information management systems to management companies to help manage their point-of-care systems information. For example, in the healthcare industry, HALIS will provide an information management system to managed care organizations that will aid in managing the networks of medical practices.

         HALIS' executive offices are located at 9040 Roswell Road, Suite 470, Atlanta, Georgia 30350 and its telephone number is (770) 641-5555.

         An investment in the HALIS common stock involves significant risks, including the following:

         UNCERTAINTY OF MARKET ACCEPTANCE: RELIANCE ON A LIMITED NUMBER OF PRODUCTS. HALIS' Healthcare Enterprise System is a new technology. Achieving market acceptance for HALIS' products will require substantial marketing efforts and expenditure to inform potential customers of the distinctive characteristics and benefits of these products. Since HALIS has limited marketing experience, financial and other resources to undertake extensive independent marketing activities, there can be no assurance that HALIS will be able to market its products successfully. Furthermore, HALIS is dependent on a limited number of products and on one technology for most of its revenues. There can be no assurance that HALIS will be able to commercialize its healthcare information technology profitably.

         ACQUISITIONS AND INTEGRATION. An important element of HALIS' business strategy is to expand through acquisitions. HALIS' future success is dependent upon its ability to finance acquisitions and effectively integrate acquired businesses with HALIS' operations. Although HALIS believes that it will be able to effect such integration, there can be no assurance that past or future acquisitions will be successfully integrated or that any such acquisition will otherwise be successful. In addition, the financial performance of HALIS is now and will continue to be subject to various risks associated with the acquisition of businesses, including the financial effects associated with the integration of such businesses. Although HALIS has made a number of acquisitions over the past six months, there can be no assurance that HALIS' acquisition strategy will be successful. Without a successful acquisition strategy, HALIS believes that its prospects for revenue growth are significantly reduced.

         LIMITED HISTORY OF PROFITABILITY. HALIS has not reported any profits for a full year of operations since fiscal 1991. In addition, each of the companies which HALIS has recently acquired has a limited operating history. There can be no certainty regarding HALIS' ability to achieve or sustain profitability in the future. Whether or not HALIS is able to operate profitably, HALIS may require additional capital to finance its operations. There is no assurance that any financing, if required, can be obtained when needed or on terms acceptable to HALIS.

         CONTROL BY PAUL HARRISON. Paul Harrison, the Chairman of the Board, Chief Executive Officer and President of HALIS [and as significant shareholder and a director of the HealthWatch], exercises voting control over approximately 35% of the outstanding shares of common stock of HALIS. As a result of such concentration of ownership, Mr. Harrison has the ability to exert significant influence on the policies and affairs of HALIS and corporate actions requiring shareholder approval, including the election of the members of the Board of Directors. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control of HALIS, including any business combination with an unaffiliated party, and could also affect the price that investors might be willing to pay in the future for shares of HALIS common stock.

         DEPENDENCE ON MANAGEMENT AND KEY PERSONNEL. The success of HALIS depends to a large degree upon the personal efforts and ability of its Chief Executive Officer and President, Paul Harrison, and its Executive Vice President, Chief Administrative Officer and Secretary, Larry Fisher [both of whom will also be directors of HealthWatch]. The loss of the services of either Mr. Harrison or Mr. Fisher would have a materially adverse effect on HALIS. HALIS has entered into employment agreements with Messrs. Harrison and Fisher. HALIS does not maintain key man life insurance on any of its executives.

         HALIS' future operating results also depend in significant part upon the continued service of its key technical, consulting and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that HALIS will retain its key managerial or technical personnel or attract such personnel in the future. HALIS has at times experienced difficulty recruiting qualified personnel, and there can be no assurance that HALIS will not experience such difficulties in the future. HALIS actively recruits qualified product development, consulting and sales and marketing personnel. If HALIS is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on HALIS' business, operating results and financial condition.

         TECHNOLOGICAL CHANGE: PROPRIETARY TECHNOLOGY. Future advances in the healthcare information systems industry could lead to new technologies, products or services that are competitive with the products and services offered by HALIS. HALIS' success will depend, in part, on its ability to be responsive to technological developments and challenges. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressures, which could have an adverse effect on HALIS. To remain competitive in the evolving healthcare information systems marketplace, HALIS must develop new products on a timely basis. The failure to develop competitive products or to introduce new products on a timely basis could have an adverse effect on HALIS' future financial performance.

         PROTECTION OF PROPRIETARY INFORMATION. HALIS does not have any patents or registered copyrights and does not anticipate obtaining any patents or registered copyrights in the near future. HALIS treats its software and related technical data as confidential and relies on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect what it regards as proprietary information. Competitors and customers may nevertheless be able to copy certain functional aspects of HALIS' products. In addition, under the terms of certain agreements by which HALIS licenses its software for inclusion in software systems marketed by other manufacturers, HALIS has been required to place in escrow the source code for the licensed software. In the event of a default by HALIS in its performance under such agreements, the licensee would be entitled to receive and retain such source code for its own use.

         COMPETITIVE. The industry in which HALIS operates is highly competitive and subject to continuing change in the manner in which products and services are marketed and vendors are selected by customers. The primary competitive factors are scope and quality of products and service and support capabilities. Certain current and potential competitors have greater resources than HALIS.

         LIMITED TRADING VOLUME FOR COMMON STOCK; NO DIVIDENDS. On October 30, 1992, HALIS' common stock ceased quotation on the Nasdaq Small Cap Market. Price information on HALIS' common stock is now available on the Nasdaq Bulletin Board. HALIS has experienced limited trading volume in its stock historically. There is no assurance that a public market for HALIS' securities will continue to be made or that shareholders will be able to avail themselves of a public trading market for the HALIS common stock in the future.

         Moreover, sales and potential sales of substantial amounts of HALIS' common stock in the public market pursuant to a Registration Statement declared effective by the Commission on August 22, 1997, Rule 144 or otherwise could adversely affect the prevailing market prices for the HALIS common stock and impair HALIS' ability to raise additional capital through the sale of equity securities.

         HALIS has never paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future. The policy of HALIS' Board of Directors its to retain all available earnings for use in the operation and expansion of HALIS' business.

         POSSIBLE ISSUANCE OF PREFERRED STOCK. HALIS is authorized to issue up to 5,000,000 shares of Preferred Stock, $.10 par value. Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the HALIS Board of Directors, without further action by shareholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No Preferred Stock is currently outstanding, and HALIS has no present plans for the issuance thereof. The issuance of any series of Preferred Stock could affect the rights of the holders of HALIS common stock, and therefore, reduce the value of the common stock and make it less likely that holders of HALIS common stock [including HealthWatch] would receive a premium for the sale of their shares of common stock. In particular, specific rights granted to future holders of Preferred Stock could be issued to restrict HALIS' ability to merge with or sell its assets to a third party.

         POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the HALIS common stock may be subject to significant fluctuations in response to HALIS' operating results and other factors, and there can be no assurance that the market price of the HALIS common stock will not decline. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, which have often been unrelated to the operating performance of particular companies. Such fluctuations and factors such as announcements of technological innovations or new products by HALIS or its competitors or third parties, as well as market conditions in the computer software or hardware industries and healthcare reform measures, may have a significant effect on the market price of HALIS' common stock.

         FLUCTUATIONS IN QUARTERLY PERFORMANCE. HALIS' product sales will be derived primarily from the sale of software systems and related services in the healthcare industry, the market for which is still developing.

         Accordingly, HALIS' quarterly results of operations are difficult to predict, and delays in the closing of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, operating and net income to fall substantially short of anticipated levels. HALIS' total revenues and net income levels could also be adversely affected by cancellations or delays of orders, interruptions or delays in the supply of key components, changes in customer base or product mix, seasonal patterns of capital spending by customers, delays in purchase decisions due to new product announcements by HALIS or its competitors, increased competition and reductions in average selling prices.

         WORKING CAPITAL REQUIREMENTS: NEED FOR ADDITIONAL FINANCING. HALIS will require additional capital or other financing to finance its operations and continued growth. There can be no assurance that HALIS will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to HALIS. Any such future equity financing could be dilutive to HALIS shareholders.

         PENDING LITIGATION. In February 1997, a complaint was filed in the State Court of Fulton County, Georgia alleging, among other things, breach of contract in connection with the termination by HALIS of its merger agreement with Advanced Custom Computer Solutions, Inc. ("ACCS"), which HALIS advised ACCS was terminated in November 1996 due to the impossibility of ACCS' fulfilling certain conditions to closing. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to HALIS. The complaint seeks damages in the amount of at least $2.0 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. HALIS has answered denying the allegations of liability in the complaint and intends to vigorously contest the lawsuit. There can be no assurance, however, that HALIS will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of HALIS.

         In August 1995, HALIS entered into a Finders Fee Agreement with Penny Sellers, pursuant to which HALIS agreed to pay Ms. Sellers a commission equal to 10% of the amount of any equity investments in HALIS or software licensing fees paid to HALIS in respect of transactions introduced to HALIS by Ms. Sellers. The compensation payable to Ms. Sellers pursuant to the Finders Fee Agreement is limited to $500,000. In late August 1995, Ms. Sellers introduced HALIS to the principals of AUBIS, L.L.C. ("AUBIS"). To date, HALIS has paid $19,350 to Ms. Sellers, which represents 10% of the investment made by the principals of AUBIS in a private placement of convertible notes (in which private placement other investors besides the AUBIS principals participated) and 10% of the amounts received by HALIS from the sale of Fisher Restaurant Management Systems by AUBIS.

         Ms. Sellers has claimed that the entirety of a convertible notes offering completed in 1996 (in which an aggregate of $1,470,000 was raised by HALIS) would not have been successful but for her introduction of the AUBIS principals to HALIS. As a result, Ms. Sellers has made a claim for 10% of all amounts raised in the notes offering. Ms. Sellers has also made a claim, based on the same rationale, to 10% of all future capital funding raised by HALIS (up to the $500,000 maximum compensation). In this regard HALIS has recently completed a private placement which raised gross proceeds of approximately $2,000,000. Finally, Ms. Sellers has made a claim for 10% of the value of AHS, ASI, and HSI, which were acquired by HALIS in November, 1996. Ms. Sellers filed suit with respect to these claims against HALIS, Larry Fisher and Paul W. Harrison on July 13, 1997, in the State Court of Fulton County, Georgia seeking actual damages from HALIS and Messrs. Fisher and Harrison in the amount of $480,534.70 and punitive damages from Messrs. Fisher and Harrison in the amount of $1,000,000. HALIS' management believes that these claims are outside the scope of the Finders' Fee Agreement and intends vigorously to contest them. There can be no assurance, however, that HALIS will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of HALIS.

         HISTORY. HALIS was organized in 1979 by Larry Fisher to provide vertical software applications for potential business users of IBM minicomputers. The initial applications provided by HALIS consisted principally of business management software directed at a variety of different businesses, including pharmacies, supermarkets and general retail, as well as restaurants. Spurred by the introduction of the IBM Personal Computer, or "PC", HALIS developed its own proprietary PC-based business applications software in 1984. At the same time, HALIS' previously diffuse marketing approach was restructured to focus on its most successful market niche - the restaurant industry.

         Due to a downturn in its business in 1994, HALIS was unable to commit sufficient resources to continue research and development of its products to keep pace in the hospitality market place. As a result, the market was not receptive to its products because HALIS' competitors were able to provide enhancements that were being demanded by hospitality customers. In 1995, HALIS' Board of Directors concluded that HALIS needed a significant shift in its strategic plan to continue in operation. As a consequence, HALIS developed a strategy to grow its business through the acquisition of select software companies in the hospitality and healthcare markets. Pursuant to this strategy, HALIS merged with AUBIS Hospitality Systems, Inc. ("AHS"), AUBIS Systems Integration, Inc. ("ASI") and HALIS Software, Inc. ("HSI") in November 1996. HALIS made three additional acquisitions in January 1997, one additional acquisition in May 1997, and two additional acquisitions in July 1997.

         INDUSTRY. The healthcare industry is undergoing change at an unprecedented rate. As a user of healthcare services, most people have direct experience with some of these changes. Hospitals are buying physician practices; individual practices are combining their efforts and forming independent practice associations; physician practice management companies are either buying or managing groups of practices and clinics; and insurance companies are entering many of these markets.

         The implications of these changes are numerous, but one of the key factors in the success of each of these organizations is the availability of information throughout the organization, beginning at the point of service. It is estimated that as many as 90 manual steps are required to service a patient and process a claim generated by an office visit. The process is fraught with error; the physician often does not know all of the patient's history, and if and how much he or she will be paid for the performance of a given service due to the complexities in the benefit plans and management contracts under which the practice operates.

         As a result of the new healthcare environment, management expects significant increases in spending on healthcare technology and related services over the next several years. Historically, the industry has spent approximately two to three percent of its revenues on information technology and services, compared to six to ten percent of revenues for companies in other industries, according to published research reports. HALIS management believes that, over the next several years, spending on healthcare technology and related services will approach the levels experienced by other industries. This trend, combined with the overall growth of the health care industry, is expected by HALIS management to yield significant opportunities for companies who deliver information technology products and services to the healthcare market.

         Healthcare delivery costs have increased dramatically in recent years. The growing influence of managed care has resulted in increasing pressure on participants in the healthcare system to contain costs. Accordingly, healthcare systems are migrating toward more managed care reimbursement, including discounted fee for service and capitation. Under capitation, providers are paid a predetermined fee per individual to provide all healthcare services, thereby assuming the potential financial risks of escalating healthcare costs.

         To deliver care in a more cost-effective manner, providers are forming integrated health delivery networks that may include acute-care hospitals, physicians' offices, outpatient clinics, homecare and long-term care facilities. The success of these comprehensive delivery networks is dependent on, among other things, effectively managing and delivering information to caregivers and managers across multiple points of care.

         Traditionally, the hospital information systems market has been the largest segment of healthcare information services. According to industry analysts, in 1995 the healthcare industry spent approximately $10 billion for products and services to support automated information systems, and the growth rate is expected to continue to rise, reaching an expected $28 billion by the year 2000.

         The current market of healthcare and related businesses in the United States is estimated to be more than $1 trillion. International markets provide even greater opportunity. The immediate domestic market potential for HALIS' software products and technology services is estimated to be a universe of 3.4 million businesses representing more than $15 billion in annual revenue.

         In addition to this expanding market opportunity, the demand for healthcare information systems is also increasing as hospitals and other providers come under increased pressure to quantify and control their costs. As a result, many providers are spending more on systems which enable them to access such information. According to the 1995 Annual HIMSSIHP Leadership Survey, an industry survey conducted by Hewlett Packard at the Healthcare Information and Management Systems Society conference, 75% of the respondents stated that their information system investments will increase at a rate of 20% or more over the next two years.

         Healthcare information systems are evolving to meet the needs of a changing marketplace. Initially, these systems were financially oriented, focusing on the ability to capture charges and generate patient bills. However, as reimbursement has shifted more toward risk sharing and capitation, providers and payers are seeking to better manage risk by controlling costs, demonstrating quality, measuring outcomes and influencing utilization. Each of these goals requires the collection, analysis and interpretation of clinical and financial information related to the delivery of healthcare.

         HALIS management believes that the availability of a complete, timely and cost-effective patient focused information system is essential to controlling costs while providing high quality patient care. Sources of patient information usually include a number of different sites; therefore, current and historical paper records must be made available by computer to all points-of-care. All participants in the delivery network need information systems that can capture data at the point-of-care, communicate data across the continuum of care and process and store large volumes of data necessary for the development of the computer-based longitudinal patient record.

         Information technology in healthcare has historically had a bottoms up" approach. Software applications such as billing, admissions, claims processing, patient registration, medical records, contract management, and others were developed individually using rigid programming techniques. Over time, many of these systems were "interfaced" to each other in order to provide a more complete solution. The piecing together of these disparate applications, however, has caused significant problems in the development, implementation, and enhancement of any or all of these systems. Each time a change is made to one area of the system, many other different programs, normally written by different groups of people, have to be changed to match each other. This process results in long lead times and high costs of both acquisition and on-going utilization and upgrading of the system.

         It is not uncommon for a hospital to have more than 10 different application systems (up to 50 different systems in larger hospitals) installed to perform the functions of admissions, billing, patient registration, insurance processing, internal reporting, laboratory information, pharmacy records, contract management, and eligibility. A typical software application (including integration testing and conversion) can cost in excess of $200,000, and the total expenditure for the hospital can be over $5.0 million for software alone. Annual software support can run as much as $600,000 or more, and changes to the software programs create additional charges to the hospital. Physician practices have the same situation on a smaller cost scale, and can spend up to $10,000 or more for the initial software license fees, plus support and customization.

         There are estimated to be approximately 120 million combinations of computer instructions required to perform today's healthcare industry and enterprise-wide applications. Using traditional "hard coding" of computer instructions, this simply cannot practically be done. Therefore, most systems in the market today have difficulty producing the total solution that the changing healthcare environment demands. Traditional programming techniques do not offer a quality, cost effective path to the future for today's customers.

         THE HALIS HEALTHCARE ENTERPRISE SYSTEM. HALIS has developed an advanced and modern healthcare information model and a single program for the healthcare industry, the HALIS Healthcare Enterprise System. Using superior healthcare information models and advanced database techniques, HALIS offers a totally integrated, not interfaced, top down approach to healthcare information systems. The HALIS Healthcare Enterprise System can be used in its entirety for an Integrated Healthcare Delivery Network, or subsets can be used for clinics, hospitals, practices, payers, long term care facilities, laboratories, pharmacies, and home healthcare.

         HALIS has eliminated more than 90% of the programming effort and duplicity that other systems have required by placing most of the program logic into its multi-media object database. Instead of literally thousands of "if/then" programming statements for each healthcare event, which require significant personnel and computer time to execute, the HALIS system directly locates the relevant mathematical and decision operations and relationships in the database. In addition, the HALIS system is designed to allow the user to update most items in the database directly, virtually eliminating the user's dependence on the software supplier to make such changes. The single HALIS system also eliminates the need for redundant data found in all other systems. It is estimated that more than half, and possibly up to 80% of the information used by each individual software application is the same as required by every other application in the system. The HALIS philosophy utilizes the relational data-base concept to eliminate this redundancy and streamline the development, enhancement and operational process dramatically.

         The HALIS technology provides a new level of economies in the production and maintenance of healthcare systems. HALIS systems are being sold at over 50% less than competitive systems, with a huge corresponding reduction in maintenance and support costs. HALIS' cost to continue to provide new features and functions to its system will be substantially below today's market costs, since there is only one system to modify, not up to 10 or more disparate systems. HALIS will use state of-the-art technology such as video conferencing and the Internet to deliver training and product support, sales support and customer service. Each of these techniques is designed to improve user satisfaction while lowering costs.

         In 1997, HALIS will focus on four of the eight primary markets it expects to penetrate: physician practices, including individual, group and combinations; hospitals; clinics; and payers. The HALIS Practice Management System is installed in the field as pilot sights, and is available for sale today to practices, practice management organizations, clinics and hospitals. The HALIS Payer System is installed in a pilot site and is expected to be ready for general release near the end of 1997. The HALIS Hospital and Clinic Systems are both currently being sold as pilots and are expected to be ready for general release during 1998. A pilot site is a customer who acknowledges that while the particular HALIS system being offered is theoretically complete, it must be field tested in an operational environment, where additional features may be added to further enhance its usability.

         The HALIS Healthcare Enterprise System was developed by HALIS through the healthcare prototype licensed from Paul Harrison Enterprises, Inc. ("PHE"). In November 1996, HALIS entered into a perpetual, non-exclusive transferable license to utilize proprietary technology known as MERAD ("MERAD") owned by PHE for a license fee of 10% of gross revenues generated from MERAD and any derivatives thereof by HALIS or any of its affiliates. In July 1995, PHE acquired from Paul Harrison, the Chairman of the Board, Chief Executive Officer and President of HALIS, certain algorithms and concepts for the creation of an advanced artificially intelligent software tool called "MERAD." MERAD is a tool that is utilized to develop application software. Through the use of artificial intelligence, MERAD can substantially decrease the development time necessary to create and debug application software. HALIS uses MERAD to develop its medical practice software and Healthcare Enterprise System.

         The HALIS Medical Practice System is multimedia-ready and open database compliant (ODBC-SQL Relational), which enables users to add day-to-day changes in patient data, billing criteria, and quality management in one system. HALIS management believes that the principal benefits of the medical practice system include (i) centralization of patient data, (ii) coverage verification, and
(iii) increased collections and lower billing costs. Applications provided include registration, medical records, patient encounters, billing, managed care, reports and system support.

         HALIS' Healthcare Enterprise System uses a fifth generation database system that manages data through its integrated multimedia-object and SQL-relational databases. The Healthcare Enterprise System technology platform consists of five major integrated parts: the graphical end-user interface; the program object processor; the multimedia object database; the SQL relational and open database driver', and the communications network manager.

         The Healthcare Enterprise System provides a direct connection between the consumer or end-user and the ready-to-use database driven system. Program data and instruction can be added in an automated manner without traditional programming knowledge. Currently, competing software technology and the healthcare industry requires technical expertise to connect data and processing instructions to a running program. The System's ability to respond to conditions and changes makes it appealing to healthcare industry participants. Programmer coded instructions or computer generated coded instructions often exceed the computer workstation capacity. Therefore, HALIS management believes that in industries such as healthcare, many of the conditions and processing needs are not included in the currently available commercial systems, and most of the processing must be handled manually. Alternatively, Healthcare Enterprise System is expected to handle all the processing conditions and needs of healthcare and other database information intensive industries.

         HALIS STRATEGY. HALIS has focused on the point of-service system business in the healthcare industry (physician practices, MSO's and other managed care organizations) and is expanding to larger markets such as hospitals.

         HALIS Management believes that HALIS is well positioned to produce new software products for special segments of the healthcare market using Healthcare Enterprise System and its industry knowledge obtained from HALIS Services, Inc. personnel. HALIS management believes that the cost to produce and support all of HALIS' products will be less than other companies in the marketplace due to the flexibility of HALIS' technology and the fact that HALIS has no "legacy" systems to maintain, enhance, or otherwise invest in. HALIS management believes that the flexibility of HALIS' healthcare software will allow HALIS to keep up with the user's demands for updates to health plan changes, management contract revisions, availability of new pharmaceutical products, and changes in managed caredriven plans and practices.

         HALIS' strategy is to use its software technology to produce lower cost applications software without compromising margins, to provide full service to augment its software products, and to build superior distribution channels, consolidating healthcare information systems distribution and service companies into HALIS, and through supplying distribution companies with HALIS' superior healthcare software products. HALIS will manage its operations through its corporate headquarters in Atlanta, Georgia and strategically located regional offices that can be managed as profit and loss centers and that can focus on sales and service in different geographical areas.

         HALIS' strategic plan is a significant shift in HALIS' past business direction. As a result of the acquisitions of AHS, ASI and HSI in November 1996, HALIS anticipates positioning itself to capture a portion of the healthcare information systems network and integration markets. There can be no assurance, however, that HALIS will be successful in this endeavor or that it will be able to achieve or sustain profitability in the future.

         HALIS will offer customers a complete solution to their healthcare information needs. HALIS will be able to deliver integrated software to virtually every healthcare market segment including medical practices, home health agencies, hospitals, clinics, long-term care, labs, pharmacies and payers.

         HALIS will be able to offer a wide array of healthcare software through its advanced database technology. The advanced database technology of the Healthcare Enterprise System will enable HALIS to market new software by adding a new market-specific healthcare database to the reusable advanced database technology. Most companies have had to build or buy each system separately for each market segment, which has created a mass of fragmented systems for the healthcare industry.

         HALIS will address the healthcare systems industry's needs by automating the production and maintenance of software for all healthcare market segments through its own version of an automated factory based on the advanced database technology. Several competitors have attempted to create one technology to build software for multiple healthcare segments but have had limited success. HALIS believes that the advanced database technology will be instrumental in automating and integrating the healthcare industry's information cycle.

         In addition to providing a set of integrated software products, HALIS will deliver a complete solution to healthcare organizations through its ability to implement customized computer hardware, networks, and other complimentary services through its systems integration and outsourcing resources.

         HALIS believes that it will have an advantage over its competitors because its products' "engines" the integrated health software products and its information technology core are expected to be effective in keeping pace with the ongoing changes in healthcare. Many competitors currently have fragmented, inflexible healthcare software. HALIS believes that a systems integration project can succeed only if the core software foundation meets the needs of the healthcare customer and the ongoing market changes. HALIS believes that the advanced database technology addresses the information needs of healthcare companies.

         In addition to providing an improved healthcare systems solution, HALIS plans to use an aggressive acquisition strategy. HALIS generally focuses on acquisitions that expand its distribution and service capabilities, and will be able to market internally generated software products based on one common advanced database technology. This strategy will assist HALIS in delivering integrated systems to the healthcare markets.

         HALIS will utilize business partners, in addition to its acquired units, to facilitate entry into certain markets and to increase its geographic presence in key areas of the United States. Through its acquisition of The Compass Group, Inc., an Atlanta based consulting firm, HALIS is a Global Alliance Partner with Geac (formerly Dun & Bradstreet Software). HALIS is currently pursuing the expansion of its relationship with Geac at a corporate and regional level. HALIS has recently been selected as a Geac global alliance partner for healthcare, and is working with Geac sales and marketing management to identify Geac customers who are prospects for HALIS' software and services. HALIS is also negotiating with other prospective HALIS business partners.

         HALIS acquisitions will typically be healthcare technology service companies (as opposed to product producing companies). HALIS will convert the "service only" oriented companies to technology-driven companies to increase market share and value. These companies must project a positive cash flow within the first year following acquisition in order to be candidates for acquisition. HALIS intends to use its stock for these acquisitions and infuse cash only when growing the companies. This model has been followed for the initial acquisitions. HALIS typically pays between one and two times annual revenues for an acquisition, deducting from the purchase price any debt.

         HALIS will endeavor to keep its corporate overhead costs low, while maintaining sufficient staff to implement the business plan and manage holding company activities such as research and development and customer services. During 1997, HALIS intends to implement several pilot sites for its Hospital, Clinic, and Payer systems, while selling its Practice Management System product to individual and group practices, practice management companies, hospital, clinics, and other entities which own or manage practices.

         While HALIS believes the strategic plan that it is undertaking will be successful and in the best interest of HALIS, no assurances can be given that HALIS indeed will be successful and that shareholder value will be enhanced.

         RECENT ACQUISITIONS. In November 1996, HALIS merged AHS and ASI, each a wholly-owned subsidiary of AUBIS, L.L.C. ("AUBIS"), with and into two wholly-owned subsidiaries of HALIS. In connection therewith, AUBIS received 10,000,000 shares of Common Stock of HALIS. AHS and ASI are suppliers of network integration products and services to the healthcare and other industries.

         ASI has provided value added computer services, network solutions, connectivity solutions and system integration, principally to Atlanta area businesses, since 1985. Its trained technical staff has experience in computer system integration, network configuration and network implementation. ASI has certified network engineers on staff for

LAN and WAN network services. ASI sells, services and supports many major brands of computers, peripherals and networks. ASI support services include onsite hardware maintenance as well as network support programs. ASI offers a local area network design and installation, wide area network design and installation, cable plant design, installation and management, network management systems and network trouble shooting, protocol debugging and performance analysis.

         In November 1996, HALIS also acquired HSI, a wholly-owned subsidiary of Healthcare Technology Investments, L.L.C. (formerly, HALIS, L.L.C.). In connection therewith, Healthcare Technology Investments, L.L.C. received 5,000,000 shares of Common Stock of HALIS. HSI is a supplier of healthcare systems to managed healthcare markets and to medical practices and related point of service markets. HSI represents an alternative information system for today's dynamic healthcare environment. The HSI application software provides a comprehensive system solution to two primary groups, medical practices and managed care organizations

         In January 1997, HALIS acquired The Compass Group, Inc., a software consulting company ("Compass"). In connection therewith, Debra York, the sole shareholder of Compass, was issued an aggregate of 350,000 shares of HALIS' Common Stock and Compass became a wholly-owned subsidiary of HALIS (the "Compass Subsidiary"). In addition, as consideration for the waiver by Ms. York of her rights under a provision in the Merger Agreement providing for the issuance of additional shares of HALIS' Common Stock at a future date if certain financial targets were achieved for the year ending December 31, 1997. On June 30, 1997, HALIS agreed to issue 688,000 shares of HALIS' Common Stock to Ms. York.

         In connection with the Compass merger, the Compass Subsidiary entered into an employment agreement with Ms. York providing for the employment of Ms. York as President of the Compass Subsidiary for a term of two years at an annual base salary of $120,000. In addition, in connection with the consummation of the Merger, HALIS granted to Ms. York non-qualified options to purchase 85,000 shares of HALIS' Common Stock at an option price of $2.00 per share. The options granted to Ms. York are fully exercisable and expire January 10, 2007.

         In January 1997, HALIS also acquired Software Manufacturing Group, Inc., a developer and seller of practice management systems for orthodontists ("SMG"). In connection therewith, the SMG shareholders were issued an aggregate of 3,072,000 shares of HALIS' Common Stock and SMG became a wholly-owned subsidiary of HALIS (the SMG Subsidiary"). In addition, as consideration for the waiver by the SMG shareholders of their rights under a provision in the Merger Agreement providing for the issuance of additional shares of HALIS' Common Stock at a future date if certain financial targets were achieved for the year ending December 31, 1997. On June 30, 1997, HALIS agreed to issue 960,000 shares of HALIS' Common Stock to the SMG shareholders.

         In connection with the SMG merger, the SMG Subsidiary entered into an employment agreement with Charles Cone, Jr. providing for the employment of Mr. Cone as President of the SMG Subsidiary for a term of two years at an annual base salary of $192,000 plus incentive compensation determined in accordance with the provisions of his Employment Agreement.

         In January 1997, HALIS also acquired American Benefit Administrative Services, Inc. ("ABAS") and Third Party Administrators, Inc. ("TPA"), which provide third party administrative services for healthcare plans of large and small companies throughout the United States. In connection therewith, the ABAS and TPA shareholders were issued an aggregate of 1,875,000 shares of HALIS' Common Stock and ABAS and TPA became a wholly-owned subsidiary of HALIS (the "ABASITPA Subsidiary").

         Upon consummation of the ABAS and TPA mergers, the ABAS/TPA Subsidiary entered into an Employment Agreement with Philip E. Spicer providing for the employment of Mr. Spicer as President and a director of the ABAS/TPA Subsidiary for a term of three years following the consummation of the mergers (subject to extension in accordance with the terms of the Employment Agreement). The Employment Agreement provides for Mr. Spicer to receive an annual base salary of $200,000 plus incentive compensation determined in accordance with the terms of Mr. Spicer's Employment Agreement.

         In addition, Mr. Spicer will receive a $100,000 signing bonus. In addition, HALIS granted to Mr. Spicer non-qualified options to purchase 1,250,000 shares of HALIS' Common Stock at an option price of $2.00 per share. The options granted to Mr. Spicer are fully exercisable and expire on the tenth anniversary of the date of issuance. Mr.

Spicer's Employment Agreement also provides for certain payments to be made to Mr. Spicer in the event he is terminated without cause or in the event of a change in control of the ABAS/TPA Subsidiary. The Merger Agreement also provides that Mr. Spicer may repay a loan from ABAS/TPA, which had a balance of $547,790 as of August 15, 1997, in the form of HALIS Common Stock if certain specified conditions are met.

         Upon consummation of the ABAS and TPA mergers, the ABASITPA Subsidiary also entered into an Employment Agreement with Patricia M. Toledano providing for the employment of Ms. Toledano as Vice President and a director of the ABASITPA Subsidiary for a term of three years following the consummation of the mergers (subject to extension in accordance with the terms of the Employment Agreement). The Employment Agreement provides for Ms. Toledano to receive an annual base salary of $77,000 plus incentive compensation determined in accordance with the terms of Ms. Toledano's Employment Agreement.

         In addition, HALIS granted to Ms. Toledano non-qualified options to purchase 100,000 shares of HALIS' Common Stock at an option price of $2.00 per share. The options granted to Ms. Toledano are fully exercisable and expire on the tenth anniversary of the date of issuance. Ms. Toledano's Employment Agreement also provides for certain payments to be made to Ms. Toledano in the event she is terminated without cause or in the event of a change in control of the ABASITPA Subsidiary

         In May 1997 HALIS acquired TG Marketing Systems, Inc., a Georgia corporation ("TGM") which became a subsidiary of HALIS (the "TGM Subsidiary"). Upon consummation of the TGM merger, Joseph M. Neely, in his capacity as the sole shareholder of TGM, was issued an aggregate of 2,388,060 shares of HALIS' Common Stock.

         In connection with the TGM merger, the TGM Subsidiary entered into an employment agreement with Mr. Neely providing for the employment of Mr. Neely as President of the TGM Subsidiary for a term of two years at an annual base salary of $150,000. In addition, in connection with the consummation of the TGM merger, HALIS granted options to purchase an aggregate of 500,000 shares of HALIS' Common Stock to certain employees of TGM at an option price of $1.50 per share. Mr. Neely also serves as the Chief Operating Officer of HALIS.

         In July 1997 HALIS acquired Physicians Resource Network, Inc., a Florida corporation ("PRN") which became a subsidiary of HALIS (the "PRN Subsidiary"). Upon consummation of the PRN merger, Anthony F. Maniscalco, in his capacity as the sole shareholder of PRN, was issued an aggregate of 3,733,333 shares of HALIS' Common Stock.

         In connection with the PRN merger, the PRN Subsidiary entered into an employment agreement with Mr. Maniscalco providing for the employment of Mr. Maniscalco as President of the PRN Subsidiary for a term of two years at an initial base salary of $125,000.

         Also in connection with the PRN merger, HALIS retired approximately $80,000 of existing indebtedness of PRN and agreed to cause all personal guaranties with respect to the indebtedness of PRN in the principal amount of $520,000 to a financial institution to be terminated by refinancing, payment in full or otherwise on or before December 31, 1997.

         In July 1997 HALIS acquired PhySource Ltd., an Illinois corporation ("PhySource") which became a subsidiary of HALIS (the "PhySource Subsidiary"). Upon consummation of the PhySource merger, the shareholders of PhySource were issued an aggregate of 2,632,611 shares of HALIS' Common Stock, including payment of certain deferred compensation and expense advances to certain shareholders, payments to certain shareholders for termination of employment agreements, and payment in retirement of certain existing indebtedness of PhySource.

         In connection with the PhySource merger, the PhySource Subsidiary entered into an employment agreement with Theodore M. Homa, M.D. providing for the employment of Dr. Homa as the Medical Director for the medical practice that previously constituted the business of Theodore M. Homa, M.D., S.C. (the "Homa Practice"), which was acquired by PhySource immediately prior to the consummation of the PhySource merger. The employment agreement provides for the employment of Dr. Homa for a term of two years and for the payment of an annual base salary for the initial 12 months of the employment agreement of $144,000. In addition, as incentive compensation Dr. Homa will be paid an amount equal to 50% of the EBITDA (as defined in the employment agreement) for the Homa Practice for the immediately preceding month; provided, however, that in no event shall the total compensation (base salary plus incentive compensation) for Dr.

Homa in any month exceed $35,000 during the initial 12-month period or $40,000 during the remainder of the term of employment.

         CONSOLIDATION OF ATLANTA OPERATIONS. In June 30, 1997, the following subsidiaries of HALIS were merged into HALIS Services, Inc., a newly-organized, wholly-owned Georgia subsidiary of HALIS: Software Manufacturing Group, Inc.; TG Marketing Systems, Inc.; HALIS Software, Inc.; AUBIS Hospitality Systems, Inc.; AUBIS Systems Integration, Inc. and The Compass Group, Inc. The purpose of the merger was to simplify HALIS' corporate structure and facilitate the consolidation of accounting and treasury functions.

         HALIS EMPLOYEES. As of August 1, 1997, HALIS had approximately 225 full-time employees, including five in senior management. HALIS also utilizes contract personnel for support services, installations of HALIS systems and programming. None of HALIS' employees is subject to a collective bargaining agreement, and HALIS considers its employee relations to be good.

HEALTHWATCH KEY EMPLOYEES; DIRECTORS

         The directors and executive officers of HealthWatch are as follows:

                                     Director
                  Name                 Since        Age         Positions With The Company
                  ----                 -----        ---         --------------------------
          Daniel J. Kelly               --           46    President and Chief Executive Officer

          Stephen R. Hessel             --           52    Executive Vice President of Operations

          George T. Mier                --           45    Vice President of Marketing

          Annette D. Agner              --           39    Treasurer/Controller

          Lindley S. Branson           1997          55    Director

          Richard T. Case              1997          46    Director

          Paul W. Harrison             1997          42    Director

          Sanford L. Schwartz          1983          45    Chairman of the Board of Directors


         Daniel J. Kelly has been President of the Company since December 1996. From 1994 to 1996, Mr. Kelly was an officer of Block Medical (President and Chief Executive Officer 1995 to 1996 and Executive Vice President--Sales 1994-1995), a manufacturer of intravenous infusion devices; and from 1980 to 1994 was employed by IMED Corporation, a manufacturer of infusion devices and disposable administration sets. From 1991 to 1994, Mr. Kelly was Vice President Worldwide Sales IMED Corporation.

         Stephen R. Hessel has been employed by the Company since January 1997 and has been Vice President of Operations since March 1997. From 1990 to 1994, Mr. Hessel was Vice President, Operations of O.B. Tech, Inc., a manufacturer of surgical products; and 1994 to present, he has been an independent inventor and consultant, most recently providing consulting services to Block Medical, Inc. (from 1995 to 1997), a manufacturer of intravenous infusion devices.

         George T. Mier was Director of Sales and Marketing of the Company from March 1996 to November 1996 when he became Vice President of Marketing. Prior to joining the Company, he was Vice President--Sales and Customer Care and Senior Consultant for Innotech, Inc., a manufacturer of ophthalmic equipment and disposables, from 1993 to 1995; National Sales Director, World Learning, Inc., an educational company from 1992 to 1993; and National Sales Manager or Regional Manager for American Optical Corp., a medical products company, from 1988 to 1992.

         Annette D. Agner has been Treasurer/Controller of the Company since 1993 and has been employed by the Company for more than ten years.

         Lindley S. Branson has been a Principal with the law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A., for more than five years. From October of 1995 to April 1997, Mr. Branson served as interim Chief Executive and Chief Financial Officer of the Company.

         Richard T. Case has been President of Benchmark Associates, a business consulting firm since 1985. Mr. Case was President of Polymedica Industries, Inc., a medical products company from May 1990 to July 1992. Mr. Case also served as a Director of the Company from 1990 to 1994.

         Paul W. Harrison has served as Chairman of the Board and Chief Executive Officer of HALIS since November of 1996. In addition, Mr. Harrison has been the managing member of AUBIS since February 1995, Chief Executive Officer and a Director of AHS since June 1994 and Chief Executive Officer and a Director of ASI since January 1995. Mr. Harrison has over 20 years of professional experience in the United States and internationally in investments, managing consulting, and information technology. Mr. Harrison has created and sold various software technology companies over his career that specialized in the healthcare and information technology markets. In 1994, Mr. Harris acquired Wiporwil Systems and Peripheral Design to form AUBIS, LLC. Prior to founding AUBIS, Mr. Harrison started, and later sold, Bivin Software Incorporated, a technology company, to HBO & Company. Mr. Harrison served as an executive of and advisor to HBO & Company through the end of 1994. Prior to Bivin Software Incorporated, Mr. Harrison owned and operated several technology development companies.

         Sanford L. Schwartz has been a consultant with Creative Business Strategies, Inc., a business/development consulting firm, since July 1992. He served as Chief Executive Officer of the Company from June 1983 to September 1993. Mr. Schwartz is a director of Renaissance Entertainment Corporation.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of HealthWatch and HALIS for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. HealthWatch and HALIS' plans and objectives are based on the assumption that their respective businesses will be successful, that competitive conditions within the healthcare industry will not change materially or adversely and that there will be no material adverse change in either company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HealthWatch or HALIS. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company or HALIS will be achieved.

ITEM 2.  PROPERTIES.

         The Company's principal offices are located in 24,535 square feet of space in Vista California, leased for a 65-month term ending May 31, 1999 with a two-year renewal option, The incremental rate for this space is $14,400 per month.

         The Company leases 2,500 square feet of office space in Cambridge, England on a month-to-month basis for $1,530 per month.

ITEM 3.  LEGAL PROCEEDINGS.

         See Note 8 of Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A special meeting of the shareholders of the Company was held on April 15, 1997. The following individuals were elected to serve as directors of the Company until the 1997 annual meeting of shareholders or until their successors are duly elected and qualified: Lindley Branson, Richard Case, Sanford Schwartz and Kenneth Selzer, M.D. In addition, the shareholders ratified the granting of incentive options for an aggregate of 500,000 shares under the Company's 1995 Stock Option Plan. A total of 500,409 shares were voted with respect to the grant of incentive stock options, with 374,590 of such shares voting for its adoption, 118,151 shares voting against its adoption and 7,568 shares abstaining with respect thereto. In addition, there were 1,844,232 broker non-votes with respect to this matter.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The number of record holders of the Company's Common Stock on September 30,1997 was 739. The high and low sale prices as reported on the Nasdaq Small Cap Market are shown in the table below (adjusted to reflect the seven-for-one reverse stock split effective May 13, 1996). These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions.

                      QUARTER ENDED            HIGH              LOW
                      -------------            ----              ---

                      1995
                      ----
                      March 31               $2.84375         $   2.625
                      June 30                 3.28125           1.96875
                      September 30             4.8125            2.1875
                      December 31               4.375            2.1875

                      1996
                      ----
                      March 31                 3.9375            2.1875
                      June 30                   4.188              2.00
                      September 30               4.50            3.1875
                      December 31                3.50              1.75

                      1997
                      ----
                      March 31                3.21875            2.0625
                      June 30                 3.03125          1.015625
                      September 30            1.21875           0.34375

         The Company has never paid a cash dividend on its Common Stock. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition.

         During fiscal 1997, in previously-reported transactions, the Company issued pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder, 500,000 Units of its securities for $1,125,000, the Units consisting of shares of Series B Preferred Stock convertible into 1,500,000 of common stock and warrants representing the right to acquire 1,500,000 shares of common stock; and issued 157,192 of common stock upon conversion of Series A Preferred Stock issued during fiscal 1996. In addition, an aggregate of 80,428 shares were issued pursuant to such exemptions upon exercise of warrants, including 51,428 shares issued for $107,501 in July 1996 and March 1997 upon exercise of warrants granted in fiscal 1996 and 29,000 shares issued for $92,300 in August, September and October 1996 upon exercise of warrants granted in fiscal 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         HealthWatch has incurred losses from operations in each of its last three fiscal years. The Company is seeking to sell its Cambridge service and supply business and expects to discontinue offering the Cambridge line of products. During the quarter ended March 31, 1997, the Company reported the first sales of the PACER, its new IV product. During October 1997, the Company initiated efforts to expand its product and service offerings to include the monitoring, capturing and management of medical information.

RESULTS OF OPERATIONS

         1997 COMPARED TO 1996. The following table compares the results of operations for fiscal 1997 and fiscal 1996 to present a comparative basis for the analysis of the differences in operating results for those periods.

                                          -------------------------------               1997 vs 1996
                                               1997                1996              Increase (Decrease)
                                          -------------------------------         ------------------------
Product sales                             $ 2,089,325           2,041,464           47,861            2.3%
Product cost of sales                       1,839,475           1,603,454          236,021           14.7
                                          -----------          ----------
  Gross profit                                249,850             438,010         (188,160)         (43.0)

Selling, general & administrative           1,657,018           1,685,445          (28,427)          (1.7)
Research & development                        423,762             345,240           78,522           22.7
Depreciation & amortization                   286,831             325,872          (39,041)         (12.0)
                                          -----------          ----------
  Total operating costs & expenses          2,367,611           2,356,557           11,054            0.5
                                          -----------          ----------
  Loss from continuing operations          (2,117,761)         (1,918,547)         199,214           10.4
Other income (expenses):
  Interest income                                   0               8,030           (8,030)        (100.0)
  Interest expense                            (64,081)            (66,196)          (2,115)          (3.2)
  Miscellaneous                                (7,418)                  0            7,418         100.00
                                          -----------          ----------
     Total other income (expenses)            (71,499)            (58,166)          13,333           22.9
  Extraordinary item                                0               7,974           (7,974)        (100.0)
                                          -----------          ----------
  Net (loss)                              ($2,189,260)        ($1,968,739)         220,521           11.2
                                          ===========          ==========

         Revenues for the 1997 period increased 2.3% compared to the similar period in 1996. The increased revenues were primarily due to sales of the Company's first IV product, the PACER. The Company believes that sales of its Life Sciences and Cambridge products continue to be depressed as a result of the Company's lack of adequate working capital which has adversely affected its level of sales as the Company has not been able to support both the development of its new IV product and selling efforts and enhancements to its existing products. In addition, the Company believes that uncertainty in the medical community regarding the reimbursement effects of health-care reforms; consolidations of hospital and other health-care institutions resulting in fewer customers for the Company's diagnostic products and delays in making purchase commitments by institutions engaged in merger or consolidation discussions; and competitive pressure on product prices also contribute to depressed sales.

         Cost of products sold were 14.7% higher in 1997 due primarily to increased equipment sales and an increase in inventory allowance. Gross margins were 12% for 1997 compared to 21.5% for 1996. The lower gross margins in 1997 were due primarily to increased cost of parts and materials and increased salary expenses.

         Selling, general and administrative expenses as a percent of sales were 79.3% for the 1997 period compared to 82.6% for 1996. The decrease in the 1997 period was due primarily to reduced selling expenses and higher sales revenue. Research and development expenses increased 22.7% in 1997. This increase was due primarily to research relating to expanding the Company's IV product line and the expense of tooling which had previously been capitalized.

         Interest expense decreased 3.2% in 1997. Miscellaneous expense increased in 1997 due to the retirement or disposal of certain fixed assets. The decrease in net loss per share in 1997 is due to the increase in the number of outstanding shares.

         1996 COMPARED TO 1995. The following table compares the results of operations for fiscal 1996 fiscal 1995 to present a comparative basis for the analysis of the differences in operating results for those periods.

                                            -------------------------------                 1996 vs 1995
                                                1996                1995                 Increase (Decrease)
                                            -------------------------------         ---------------------------
Product sales ......................        $ 2,041,464         $ 3,516,252         ($1,474,788)        (41.9%)
Product cost of sales ..............          1,603,454           2,399,543            (796,089)        (33.2)
                                            -----------         -----------
  Gross profit .....................            438,010           1,116,709            (678,699)        (60.8)

Selling, general & administrative ..          1,685,445           2,105,148            (419,703)        (19.9)
Research & development .............            345,240             499,099            (153,859)        (30.8)
Depreciation & amortization ........            325,872             355,701             (29,829)         (8.4)
                                            -----------         -----------
  Total operating costs & expenses .          2,356,557           2,959,948            (603,391)        (20.4)
                                            -----------         -----------
  Loss from continuing operations ..         (1,918,547)         (1,843,239)            (75,308)         (4.1)
Other income (expenses):

  Interest income ..................              8,030               4,546               3,484          76.6
  Interest expense .................            (66,196)            (76,943)            (10,747)        (14.0)
  Miscellaneous ....................                  0              85,182              85,182           100
                                            -----------         -----------
    Total other income (expenses) ..            (58,166)             12,785             (70,951)        (555.0)
                                            -----------         -----------
  Extraordinary Item ...............              7,974              61,603             (53,629)        (87.1)
                                            -----------         -----------
 Net Loss ..........................        ($1,968,739)        ($1,768,851)        $   199,888          11.3%
                                            ===========         ===========

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

         Cost of products sold were 33.2% lower in 1996, compared to 1995, due primarily to lower sales and to reduced operating costs. Gross margin was 21.5% in 1996, compared to 31.8% for 1995. The lower gross margin in 1996 was due primarily to the decreased sales revenues during the period.

         Selling, general and administrative expenses as a percent of sales were 82.6% in 1996, compared to 59.9% in the prior year. This increase was due primarily to the lower sales level and to planned expenditures associated with the introduction of the new IV product and increased promotional expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had $334,451 of cash and accounts receivable. Due to the Company's operating losses, it has been required to raise additional debt and equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. During fiscal 1997, the Company raised $1,468,787 of additional working capital, primarily through the issuance of 500,000 Units of its securities, each Unit consisting of one share of Preferred Stock and three warrants. The Preferred Stock has been converted into an aggregate of 1,500,000 shares of common stock. Since the beginning of fiscal 1998, the Company has raised and obtained commitments for an additional $620,433 through the sale or agreement to sell of 1,985,334 shares of its common stock, including shares issuable upon conversion of securities convertible into common stock. In addition, the Company is acquiring 1,100,000 shares of the common stock of HALIS, Inc. with a market value of approximately $2,000,000 in exchange for 4,400,000 shares of the Company's common stock. This investment was made in connection with the Company's decision to expand its product and service offerings to focus on the monitoring, capturing and management of medical information and the development of a joint venture and co-marketing arrangement with HALIS. While the HALIS common stock was acquired for investment purposes, the shares are marketable and could be sold if required to provide working capital to the Company.

         Since the beginning of the fourth quarter of fiscal 1997, the Company has reduced its number of employees by approximately 19, in order to reduce operating expenses. The Company's 10% Convertible Secured Debentures in the principal amount of $580,000 were due and payable on September 1, 1997. As of October 13, 1997, the Company had obtained extensions of the due date for the payment of such Debentures to March 1, 1998, from debenture holders who held in the aggregate $530,000 principal amount of the Debentures. The Company believes it should raise approximately $1,100,000 of working capital in addition to that already raised and committed in fiscal 1998 to sustain operations during the next twelve months and to pay the Debentures when due. While not required to sustain operations, the Company believes it should raise an additional $600,000
- $1,000,000 of such capital to better fund product development, potential business acquisitions, sales and marketing expenses and for general working capital purposes during the next twelve months.

         In the event that the Company is unable to raise additional capital, it may be required to sell shares of the HALIS common stock. The HALIS common stock is traded in the over-the-counter market on the NASDAQ Bulletin Board. While the 1,100,000 shares of HALIS common stock owned by the Company represents less than 3% of the total outstanding shares of HALIS' common stock, the Company's ability to sell its HALIS shares could be adversely affected by the limited trading volume for HALIS' stock and the requirement that the Company sell its HALIS shares in accordance with Rule 144 promulgated by the Commission which could limit the number of HALIS shares which could be sold in any three-month period to approximately 400,000 shares. There can be no assurance as to the price the Company could receive for the HALIS common stock if it were required to sell the stock to raise additional working capital.

ITEM 7.  FINANCIAL STATEMENTS.

         The Financial Statements are attached at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Incorporated herein by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION.

         Incorporated herein by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)      Listing of Exhibits:

            3.1   Articles of Incorporation, as amended, of the Company (1).
            3.2   Bylaws, as amended, of the Company (2).
            4.1   Specimen form of the Company's Common Stock certificate (2).
            4.2   HealthWatch, Inc. Stock Option Plan of 1989 (3).
            4.3   Form of Incentive Stock Option Agreement (3).
            4.4   Form of Nonstatutory Stock Option Agreement (3).
            4.5   HealthWatch, Inc. Stock Option Plan of 1993 (4).
            4.6   HealthWatch, Inc. Stock Option Plan of 1995 (5).
            4.7   HealthWatch, Inc. 1995 Stock Grant and Salary Deferral Plan
                  (5).
            4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (6).
            4.9 Exchange Agreement for Preferred Stock and Stock Purchase Warrant (7).
            4.10 Form of Subscription and Purchase Agreement, including form of Warrant (8)
            4.11 Form of Preferred Stock Subscription and Purchase Agreement dated November 13, 1996, including exhibits thereto (9).
            4.12 Subscription and Purchase Agreement between HealthWatch, Inc. and HALIS, Inc. -- filed herewith.
            10.1 Lease Agreement dated November 19, 1993, between Steven P. Cade and Wyeth W. Cade and the Company (6).
            10.2 License Agreement dated February 27, 1992, as amended September 13, 1993, between Howard R. Everhart and Metamed, Inc. (6).
            10.3 Second Amendment to License Agreement dated May 9, 1995 between Howard R. Everhart and HealthWatch Technologies, Inc.
                  (7).

            11    Computation of Earnings Per Share - filed herewith.
            21    Subsidiaries of the Company (6).
            23.1  Consent of Silverman Olson Thorvilson & Kaufmann, Ltd. --
                  filed herewith.
            27.1  Financial Data Schedule - filed herewith.

------------------------

(1) Incorporated herein by reference to Registration Statement, Form 10-K for the year ended June 30, 1990 (File No. 0-11476).

(2) Incorporated herein by reference to Registration Statement, Form S-18 (File No. 2-85688D).

(3) Incorporated herein by reference to Registration Statement, Form S-2 (File No. 33-42831).

(4) Incorporated herein by reference to Registration Statement, Form 10-KSB, for the year ended June 30, 1994 (File No. 0-11476).

(5) Incorporated herein by reference to the Company's Annual Report (Form 10-KSB) for the year ended June 30, 1996.

(6) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 33-73462).

(7) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 33-88126).

(8) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 333-09107).

(9) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 333-09107).

(b) During the quarter ended June 30, 1997, Registrant did not file a report on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEALTHWATCH, INC.

Date: October 11, 1997              By /s/  Daniel J. Kelly
                                       -----------------------------------------
                                       Daniel J. Kelly, (President and Chief
                                       Executive Officer)


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Daniel J. Kelly                                  October 11, 1997
---------------------------------------------
Daniel J. Kelly, (President, Chief
Executive Officer) (Principal Executive
Officer)


/s/  Annette D. Agner                                 October 11, 1997
---------------------------------------------
Annette D. Agner
Controller (Principal Financial and
Accounting Officer)


/s/  Lindley S. Branson                               October 11, 1997
---------------------------------------------
Lindley S. Branson
(Director)\


/s/  Richard T. Case                                  October 11, 1997
---------------------------------------------
Richard T. Case
(Director)


/s/  Paul W. Harrison                                 October 11, 1997
---------------------------------------------
Paul W. Harrison
(Director)


/s/  Sanford L. Schwartz                              October 11, 1997
---------------------------------------------
Sanford L. Schwartz
(Director)

                                HEALTHWATCH, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996






Independent Auditors' Report                                              F-2

Consolidated Balance Sheet                                                F-3

Consolidated Statement of Operations                                      F-4

Consolidated Statement of Shareholders' Equity                            F-5

Consolidated Statement of Cash Flows                                F-6 - F-7


Notes to Consolidated Financial Statements                         F-8 - F-22

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
HealthWatch, Inc.
Vista, California

We have audited the accompanying consolidated balance sheet of HealthWatch, Inc. and its subsidiaries, as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthWatch, Inc. and its subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




SILVERMAN OLSON THORVILSON & KAUFMANN LTD
CERTIFIED PUBLIC ACCOUNTANTS
Minneapolis, Minnesota

August 22, 1997, except Note 8 which is dated September 30, 1997 and
 Notes 7 and 16 which are dated October 13, 1997

                                HEALTHWATCH, INC.

                           CONSOLIDATED BALANCE SHEET

                             JUNE 30, 1997 AND 1996

            ASSETS                                               1997             1996
                                                             ------------     ------------
Current assets:
    Cash                                                     $     44,634     $     79,083
    Accounts receivable, net of allowance for doubtful
         accounts of $21,125 and $11,567, respectively            289,817          229,543
    Inventory (Note 3)                                            676,467          818,935
    Subscription receivable (Note 4)                                 --            104,568
    Other current assets                                           46,827           27,134
                                                             ------------     ------------
               Total current assets                             1,057,745        1,259,263

Property and equipment, net (Note 5)                               64,329           72,086
Intangible assets, net (Note 6)                                   922,392        1,169,232
Other assets                                                       44,283          117,971
                                                             ------------     ------------
               Total assets                                  $  2,088,749     $  2,618,552
                                                             ============     ============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $    266,932     $    215,804
    Accrued compensation and payroll taxes                        229,685          235,241
    Other accrued liabilities - related parties                    44,318           34,154
    Other accrued liabilities - unrelated parties                 275,248          298,304
    Deferred revenue                                               65,255          171,202
    Current portion of debentures payable -
         related parties (Note 7)                                  30,000             --
    Current portion of debentures payable -
         unrelated parties (Note 7)                               550,000             --
                                                             ------------     ------------
               Total current liabilities                        1,461,438          954,705

Debentures payable - related parties (Note 7)                        --             30,000
Debentures payable - unrelated parties (Note 7)                      --            550,000
                                                             ------------     ------------
               Total liabilities                                1,461,438        1,534,705
                                                             ------------     ------------

Contingencies and commitments (Note 8)                               --               --

Shareholders' equity:
    Cumulative preferred stock, $.07 par value; 1,428,571
         shares authorized, 0 and 200,000 shares issued
         and outstanding, respectively (Notes 9 and 15)              --             14,000
    Common stock, $.07 par value; 14,285,715
         shares authorized, 3,510,089 and 1,624,581
         issued and outstanding, respectively (Note 15)           245,706          113,720
    Additional paid-in capital                                 14,584,414       12,958,348
    Accumulated deficit                                       (14,152,922)     (11,963,662)
    Equity adjustment from foreign currency translation           (49,887)         (38,559)
                                                             ------------     ------------

               Total shareholders' equity                         627,311        1,083,847
                                                             ------------     ------------

               Total liabilities and shareholders' equity    $  2,088,749     $  2,618,552
                                                             ============     ============

                   The accompanying notes are an intregal part
                    of the consolidated financial statements.

                                HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                                   1997            1996
                                                               -----------     -----------
Product sales                                                  $ 2,089,325     $ 2,041,464
Product cost of sales                                            1,839,475       1,603,454
                                                               -----------     -----------

         Gross profit                                              249,850         438,010

Operating costs and expenses:
    Selling, general and administrative - related parties          108,303         173,413
    Selling, general and administrative - unrelated parties      1,548,715       1,512,032
    Depreciation and amortization                                  286,831         325,872
    Research and development                                       423,762         345,240
                                                               -----------     -----------

         Total operating costs and expenses                      2,367,611       2,356,557
                                                               -----------     -----------

               Loss from continuing operations                  (2,117,761)     (1,918,547)

Other income (expense):
    Interest income                                                   --             8,030
    Interest expense - unrelated parties                           (58,856)        (64,621)
    Interest expense - related parties                              (5,225)         (1,575)
    Loss on disposal of equipment                                   (7,418)           --
                                                               -----------     -----------

               Total other income (expense)                        (71,499)        (58,166)
                                                               -----------     -----------

               Loss from continuing operations before
                 extraordinary item                             (2,189,260)     (1,976,713)

Extraordinary item - gain from
  extinguishment of debt (Note 13)                                    --             7,974
                                                               -----------     -----------

               Net loss                                        $(2,189,260)    $(1,968,739)
                                                               ===========     ===========

Income (loss) per share of common stock:
         Continuing operations                                 $      (.90)    $     (1.68)

         Extraordinary item                                           --               .01
                                                               -----------     -----------

Net loss per share                                             $      (.90)    $     (1.67)
                                                               -----------     ===========

Weighted average number of shares outstanding                    2,440,570       1,175,434
                                                               ===========     ===========

                   The accompanying notes are an intregal part
                    of the consolidated financial statements.

                                HEALTHWATCH, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                       PREFERRED STOCK (NOTE 9)      COMMON STOCK (NOTE 10)        ADDITIONAL
                                                       ------------------------     ------------------------        PAID-IN
                                                        SHARES         AMOUNT         SHARES        AMOUNT          CAPITAL
                                                       --------     -----------     ----------     ---------     ------------
Balance at June 30, 1995                                   --       $      --          720,060     $  50,404     $ 11,442,003

Common stock issued in public offering (Note 10)           --              --          218,372        15,286          226,532
Common stock bonuses                                       --              --            8,844           619           32,786
Common stock issued for accrued stock bonuses              --              --           47,856         3,350          106,450
Series A preferred stock issued for conversion of
   common stock (Note 9)                                400,000          28,000        (57,143)       (4,000)         (24,000)
Common stock issued for conversion of series A of
   Preferred stock (Note 9)                            (200,000)        (14,000)       171,428        12,000            2,000
Common stock issued for services                           --              --           55,127         3,859          178,267
Common stock issued in settlement of liabilities           --              --           93,648         6,555          301,540
Common stock warrants exercised                            --              --          303,532        21,247          587,170
Common stock issued for conversion of notes
   payable                                                 --              --           62,857         4,400          105,600
Contractual dividend (Note 9)                              --              --             --            --               --
Equity adjustment from foreign currency translation        --              --             --            --               --
Net loss                                                   --              --             --            --               --
                                                       --------     -----------     ----------     ---------     ------------
Balance at June 30, 1996                                200,000          14,000      1,624,581       113,720       12,958,348

Series B preferred stock issued in private offering
   (Note 10)                                            500,000       1,109,496           --            --               --
Common stock issued for conversion of series B
   preferred stock (Note 9)                            (500,000)     (1,109,496)     1,500,000       105,000        1,004,496
Common stock issued for conversion of series A
   preferred stock (Note 9)                            (200,000)        (14,000)       157,192        11,003            2,997
Common stock issued for services                           --              --           83,850         5,870          273,299
Common stock options exercised                             --              --           58,238         4,077          118,223
Common stock warrants exercised                            --              --           80,428         5,630          215,857
Common stock bonuses                                       --              --            5,800           406           11,194

Equity adjustment from foreign currency translation        --              --             --            --               --

Net loss                                                   --              --             --            --               --

                                                       --------     -----------     ----------     ---------     ------------
Balance at June 30, 1997                                   --       $      --        3,510,089     $ 245,706     $ 14,584,414
                                                       ========     ===========     ==========     =========     ============

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                                                         TOTAL
                                                        ACCUMULATED      EQUITY      SHAREHOLDERS'
                                                          DEFICIT      ADJUSTMENT       EQUITY
                                                       ------------     --------     -----------

Balance at June 30, 1995                               $ (9,942,423)    $(36,949)    $ 1,513,035

Common stock issued in public offering (Note 10)               --           --           241,818
Common stock bonuses                                           --           --            33,405
Common stock issued for accrued stock bonuses                  --           --           109,800
Series A preferred stock issued for conversion of
   common stock (Note 9)                                       --           --              --
Common stock issued for conversion of series A of
   Preferred stock (Note 9)                                    --           --              --
Common stock issued for services                               --           --           182,126
Common stock issued in settlement of liabilities               --           --           308,095
Common stock warrants exercised                                --           --           608,417
Common stock issued for conversion of notes
   payable                                                     --           --           110,000
Contractual dividend (Note 9)                               (52,500)        --           (52,500)
Equity adjustment from foreign currency translation            --         (1,610)         (1,610)
Net loss                                                 (1,968,739)        --        (1,968,739)
                                                       ------------     --------     -----------
Balance at June 30, 1996                                (11,963,662)     (38,559)      1,083,847

Series B preferred stock issued in private offering
   (Note 10)                                                   --           --         1,109,496
Common stock issued for conversion of series B
   preferred stock (Note 9)                                    --           --              --
Common stock issued for conversion of series A
   preferred stock (Note 9)                                    --           --              --
Common stock issued for services                               --           --           279,169
Common stock options exercised                                 --           --           122,300
Common stock warrants exercised                                --           --           221,487
Common stock bonuses                                           --           --            11,600

Equity adjustment from foreign currency translation            --        (11,328)        (11,328)

Net loss                                                 (2,189,260)        --        (2,189,260)
                                                       ------------     --------     -----------
Balance at June 30, 1997                               $(14,152,922)    $(49,887)    $   627,311
                                                       ============     ========     ===========

                   The accompanying notes are an intregal part
                      of the combined financial statements.

                                HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                                  1997            1996
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $(2,189,260)    $(1,968,739)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                            286,831         325,872
         Common stock issued for payment of expenses              290,769         215,531
         Extraordinary gain on extinguishment of debt                --            (7,974)
         Loss on disposal of equipment                              7,576            --
       (Increase) decrease in assets:
         Accounts receivable                                      (60,274)         56,413
         Inventory                                                142,468         108,266
         Other current assets                                     (19,693)         77,453
         Other assets                                              73,688          20,582
       Increase (decrease) in liabilities:
         Accounts payable                                          51,128          12,560
         Accrued liabilities - related parties                     10,164          36,842
         Accrued liabilities - unrelated parties                  (28,612)          2,840
         Deferred revenue                                        (105,947)         (6,304)
                                                              -----------     -----------

               Net cash used in operating activities          $(1,541,162)     (1,126,658)
                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                            (40,910)        (12,349)
    Proceeds from sale of equipment                                 1,100            --
                                                              -----------     -----------

               Net cash used in investing activities              (39,810)        (12,349)
                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of series B preferred stock      1,109,496            --
    Net proceeds from exercise of
         common stock options and warrants                        343,787         745,667
    Proceeds from subscriptions receivable                        104,568            --
    Repayment of note payable - related party                        --           (15,000)
    Repayment of note payable - unrelated party                      --          (160,000)
    Repayment of long-term debt                                      --            (3,948)
    Dividends to preferred stockholders                              --           (90,000)
                                                              -----------     -----------

               Net cash provided by financing activities        1,557,851         476,719
                                                              -----------     -----------

Effect of exchange rate changes on cash                           (11,328)         (1,610)
                                                              -----------     -----------

Decrease in cash                                                  (34,449)       (663,898)

Cash - beginning of year                                           79,083         742,981
                                                              -----------     -----------

Cash - end of year                                            $    44,634     $    79,083
                                                              ===========     ===========

                   The accompanying notes are an intregal part
                    of the consolidated financial statements.

                                HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONTINUED)

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                        1997           1996
                                                    ----------     ----------

     Cash paid during the year for interest         $   51,649     $   64,986
                                                    ==========     ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the year ended June 30, 1997:
     Shareholders converted 500,000 shares of series B preferred stock valued at $1,109,496 to 1,500,000 shares of common stock (Note 9).

     Shareholders converted 200,000 shares of series A preferred stock valued at $300,000 to 157,192 shares of common stock (Note 9).

     The Company issued 83,850 shares of common stock valued at $279,169 in exchange for services.

     The Company issued 5,800 shares of common stock valued at $11,600 for employee bonuses.

During the year ended June 30, 1996:
     The Company had $7,974 of accounts payable forgiven (Note 13), resulting in an extraordinary gain.

     Notes payable holders converted $110,000 of notes to 62,857 shares of common stock valued at $110,000.

     Shareholders converted 57,143 shares of common stock valued at $600,000 to 400,000 shares of preferred stock (Note 9).

     Shareholders converted 200,000 shares of preferred stock valued at $300,000 to 171,428 shares of common stock (Note 9).

     The Company paid $270,250 of accounts payable and $37,845 of accrued liabilities - related parties by issuing 93,648 shares of common stock.

     The Company issued 55,127 shares of common stock valued at $182,126 in exchange for services.

     The Company issued 40,713 shares of common stock valued at $97,400 as payment of accrued related party stock grants and 7,143 shares of common stock valued at $12,400 as payment of accrued unrelated party stock grants.

     The Company issued 8,844 shares of common stock valued at $33,405 as payment of employee bonuses.

     In June 1996, warrants to purchase 46,461 shares of common stock were exercised and the corresponding shares were issued in exchange for a receivable aggregating $104,568 (Note 4).

                   The accompanying notes are an intregal part of the consolidated financial statements.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Organization:

            HealthWatch, Inc. (HealthWatch or the Company) has developed a proprietary device used to monitor and control intravenous ("IV") drug infusion. The Company began selling this device during fiscal year 1997 to hospitals and medical clinics throughout the United States. In addition, the Company manufactures and distributes noninvasive vascular diagnostic medical instruments to hospitals and medical clinics worldwide with the majority of sales occurring in the United States and Great Britain. The Company grants credit to its customers in the normal course of business.

          Principles of Consolidation:

            The consolidated financial statements include the accounts of HealthWatch and HealthWatch Technologies, Inc., a wholly-owned subsidiary of the Company, and its wholly-owned subsidiaries Life Sciences, Inc. and Cambridge Medical Equipments Limited. All significant intercompany accounts and transactions have been eliminated.

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

          New Pronouncements:

            Effective July 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include property and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

            Effective July 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a new, fair value-based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method for preparing basic financial statements, SFAS No. 123 requires disclosures in the footnotes of pro forma net earnings and earnings per share information as if the fair value-based method had been adopted.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Reclassifications:

            Certain reclassifications have been made in the 1996 financial statements in order to conform with 1997 financial statement presentation. These reclassifications have no effect on accumulated deficit or net loss, as originally reported.

NOTE 2:   MANAGEMENT'S OPERATING PLANS

            As a result of recurring losses and negative cash flow from operations, management has reviewed the Company's ability to continue in existence.

            Management's plans in this regard, include a continued emphasis on introducing and selling the Company's new proprietary IV infusion device. In addition, management is investing in the redesign and various functional improvements of its noninvasive vascular diagnostic medical instruments and plans to increase the marketing efforts for this product line once such improvements have been completed. In addition, management has continued efforts to trim general and administrative expenses, and sell or discontinue any non-performing operating lines.

            Additionally, the Company is completing a series of transactions with HALIS, Inc. ("HALIS") and certain shareholders of HALIS (Note
            16). As part of these transactions and related discussions, HALIS and the Company have agreed to enter into a joint venture and co-marketing arrangement, whereby HealthWatch and HALIS will share sales prospects, and HealthWatch will develop technology and an integration database designed to monitor, capture, and manage medical information at the point of care. In addition to the joint venture and co-marketing arrangement, it's planned that the Company is to obtain a license from an affiliate of HALIS to certain healthcare and medical practice computer programs and software, and will be retaining this affiliate to develop certain proprietary software technology, which is intended to expand HealthWatch's medical industry product offerings. Management believes the relationship with HALIS and its affiliates will contribute greatly toward future operations of the Company, although no assurance regarding the success of these arrangements can be provided at this time.

            Furthermore, the Company has recently completed a series of financing transactions, including certain investment agreements and stock exchange agreements with HALIS, other affiliates of HALIS and private investors (Note 16). Management believes that the working capital provided from such transactions will be adequate to allow the Company to fund its planned activities through fiscal 1998.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 3:   INVENTORY

          Inventory consisted of the following at June 30:

                                                     1997         1996
                                                  ----------   ----------

              Raw materials                       $  508,147   $  728,852
              Work in process                         83,551        1,894
              Finished goods                          84,769        8,189
                                                  ----------   ----------

                    Total inventory               $  676,467   $  818,935
                                                  ==========   ==========

NOTE 4:   SUBSCRIPTION RECEIVABLE

          In June 1996, warrants to purchase 46,461 shares of common stock were exercised and the corresponding shares issued in exchange for a $104,568 receivable. The receivable was paid to the Company in July 1996.

NOTE 5:   PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at June 30:

                                                                                 Estimated
                                                                                Useful Life
                                                       1997           1996       In Years
                                                   -----------    -----------   -----------
              Furniture and equipment              $  633,979     $  859,120          5
              Leasehold improvements                   29,197         29,197        5-6
                                                   ----------     ----------
                Total property and equipment          663,176        888,317
              Less accumulated depreciation          (598,847)      (816,231)
                                                   ----------     ----------

                    Property and equipment, net    $   64,329     $   72,086
                                                   ==========     ==========

          Depreciation expense was $39,991 and $79,032 for 1997 and 1996, respectively.

NOTE 6:   INTANGIBLE ASSETS

          Intangible assets arose in the acquisition of Life Sciences, Inc. and consisted of the following at June 30:

                                                                                     Estimated
                                                                                    Useful Life
                                                         1997           1996         In Years
                                                    ------------    ------------    -----------
              Technology                            $  1,594,838    $  1,594,838        10
              Drawings and documentation                 347,149         347,149        10
              Life Sciences name                         300,000         300,000        10
              Applications                               250,000         250,000        10
              Customer base                              225,000         225,000        10
                                                    ------------    ------------
                                                       2,716,987       2,716,987

              Less accumulated amortization           (1,794,595)     (1,547,755)
                                                    ------------    ------------

                  Intangible assets, net            $    922,392    $  1,169,232
                                                    ============    ============

            Amortization expense was $246,840 and $246,840 for 1997 and 1996, respectively.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 7:   DEBENTURES PAYABLE

          Debentures payable accrue interest at an annual rate of 10%, payable quarterly. The debentures mature September 1997 and are secured by substantially all corporate assets. The debentures can be converted into common stock at any time prior to maturity at an initial conversion rate of one share of common stock for every $14.00 of debentures converted. During 1997 and 1996, no debentures were converted to common stock.

          Debentures payable to related parties consist of debentures issued to director/shareholders of HealthWatch.

          Subsequent to year end, the maturity date for debentures with an aggregate value of $530,000 were extended to March 1, 1998.

NOTE 8:   CONTINGENCIES AND COMMITMENTS

          Operating Leases:

            The Company leases its corporate offices and manufacturing facilities under non-cancelable operating leases.

            Future minimum lease payments are as follows for the years ended June 30:

                            1998        $  210,025
                            1999           193,025
                            2000             4,519
                            2001              -
                            2002              -
                                        ----------

                                        $  407,569
                                        ==========

            Rent expense for 1997 and 1996 was $160,800 and $204,000,
            respectively.

          Warranty Reserve:

            The Company sells the majority of its products with repair or replacement warranties. The Company has established an accrued warranty reserve of $9,179 and $7,529, at June 30, 1997 and 1996, respectively, for estimated future warranty claims. These amounts are included in other accrued liabilities - unrelated parties.

          Investment Banking Agreement:

            During June 1996, the Company entered into an investment banking service agreement expiring June 1997. Pursuant to the agreement, the Company would receive certain investment banking services including advice on investment and shareholder matters in exchange for 15,000 shares of the Company's common stock. In addition, for any shareholder transactions introduced by the investment banker, the Company agreed to pay fees based on a sliding scale from 1% to 5% of the dollar value of the transaction. During 1997 and 1996, no fees for the introduction of shareholder transactions were incurred.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 8:   CONTINGENCIES AND COMMITMENTS (CONTINUED)

          401(k) Savings Plan:

            During 1997, the Company established a 401(k) savings plan covering all employees meeting certain age and length of service requirements. The Company may contribute annually a discretionary amount, as determined by the board of directors. Participants vest immediately in their contributions and over a five year period for any Company contributions. The Company did not make any matching contributions during the year ended June 30, 1997.

          Advisory Board:

            In May and July 1996, the Company entered into a thirteen-month agreement with four individuals ("the Advisory Board") to provide consultation and advice relating to the introduction of the Company's proprietary IV infusion device into the health-care market. Upon commencement of the agreement, the Company agreed to pay the Advisory Board a total of $5,000, issue 1,910 shares of common stock and non-statutory stock options to purchase an additional 14,440 shares of common stock at a per share price ranging from $3.00 to $3.625. In addition, the Company will pay the advisors a total of $2,000 and issue common stock totaling $52,500 over the term of the agreement. During 1997, the Company incurred $62,688 of which $13,000 was unpaid and included in accrued expenses
            - unrelated parties on the accompanying balance sheet.

          Litigation:

            On September 30, 1997, the Company was served with a Complaint, by an individual who was an employee of the Company's then investment banking firm, in the amount of $275,000, alleging that the Company had failed to deliver securities to an individual, who had assigned her rights to the employer. At the time that the Company was to deliver the securities, it was informed by the investment banker that the rightful owner of the securities was an individual other than the claimant. Prior to the commencement of the litigation, the Company issued the securities and placed them in an escrow pending the resolution of the ownership. No adjustments have been made to the June 30, 1997 financial statements as management intends to vigorously defend the claim and as the amount of any potential loss, as well as its likelihood of occurrence is not determinable.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 9:   PREFERRED STOCK

          Convertible/Redeemable Series A Preferred Stock:

            In May 1995 as settlement of a dispute with certain common stockholders, the Company contractually committed to convert 57,143 shares of the Company's common stock purchased for $600,000 into 400,000 shares of the Company's series A $.07 par value, 10% - cumulative and convertible preferred stock. At June 30, 1997 and 1996, accrued and unpaid dividends aggregating $0 and $7,500, respectively, are included in accrued liabilities - unrelated parties.

            In June 1996, 200,000 shares of series A preferred stock were converted to 171,428 shares of common stock and in July 1996, the remaining 200,000 shares of series A preferred stock were converted to 157,192 shares of common stock in accordance with the agreement's conversion option.

          Convertible Series B Preferred Stock:

            During 1997, the Company issued 500,000 shares of non-voting series B preferred stock with a par value of $2.25 (Note 10). The series B preferred shareholders have the option to convert each share of series B preferred stock into three shares of $.07 par value common stock. Dividends are payable quarterly, if declared, at a rate of $.225 per share. No dividends were declared during the year ended June 30, 1997. The series B preferred stock has dividend and liquidation preferences over both common stock and series A preferred stock.

            During 1997, the series B shareholders converted 500,000 shares of series B preferred stock into 1,500,000 shares of common stock in accordance with the agreement's conversion option.

NOTE 10:  SHAREHOLDERS' EQUITY

          Securities Offerings:

            During 1997, the Company offered and issued 500,000 units of its securities for sale to private investors at $2.25 per unit; each unit consisting of one share of series B preferred stock and three stock purchase warrants, representing the right to purchase shares of common stock. Proceeds to the Company net of commissions and other direct expenses (aggregating $15,504) were $1,109,496.

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

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 10:  SHAREHOLDERS' EQUITY (CONTINUED)

          Securities Offerings (continued):

            During 1996, the Company completed the offering and sold an additional 218,372 shares of common stock and 109,186 warrants to purchase shares of common stock resulting in additional proceeds net of commissions and other direct expenses (aggregating $140,333) of $241,818.

          Stock Options:

            At June 30, 1997, an aggregate of 1,969,381 shares of common stock were reserved for issuance under the Company's 1983 Incentive Stock Option Plan and 1989, 1994 and 1995 Stock Option Plans. Pursuant to the plans, the Board of Directors may grant options to key individuals at their discretion. Option prices under the Incentive Stock Option Plan may not be less than the fair market value on the date the option is granted, whereas, non-statutory stock option prices may not be less than 85% of the fair market value on the date the option is granted. The options vest over a period of one to three years.

            A summary of the status of the Company's stock option plans as of June 30, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                            1997                           1996
                                                ---------------------------     ---------------------------
                                                               Weighted-                        Weighted-
                                                                Average                          Average
                                                  Shares     Exercise Price       Shares     Exercise Price
                                                  ------     --------------       ------     --------------
              Outstanding at beginning
                of year                            280,631      $   3.25            76,866      $   5.37
              Granted                            1,633,893      $   2.05           228,970      $   2.69
              Exercised                            (58,238)     $   2.10           -            $   -
              Forfeited                            (83,288)     $   3.65           (25,205)     $   3.54
                                                ----------      --------        ----------      --------
              Outstanding at end of year         1,772,998      $   2.22           280,631      $   3.45
                                                ==========      ========        ==========      ========

              Options exercisable at end
                of year                            510,622      $   2.30           167,848      $   3.55
                                                ==========      ========        ==========      ========

              Weighted-average fair value
                of options granted during
                the year                          $  .55                          $  .44
                                                  ======                          ======

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 10:  SHAREHOLDERS' EQUITY (CONTINUED)

          Stock Options (continued):

            The following table summarizes information about stock options outstanding at June 30, 1997:

                                       Options Outstanding                       Options Exercisable
                       -------------------------------------------------   ------------------------------
                          Number     Weighted-Average                        Number
            Exercise   Outstanding       Remaining      Weighted-Average   Outstanding   Weighted-Average
              Prices   at 6/30/97    Contractual Life    Exercise Price    at 6/30/97     Exercise Price
           ---------   -----------   ----------------   ----------------   -----------   ----------------
           $    2.66      6,259          .2 Years          $     2.66          6,259        $     2.66
           $   15.76      5,123          .2 Years          $    15.76          5,123        $    15.76
           $   22.75      1,677          .4 Years          $    22.75          1,035        $    22.75
           $    2.66        821          .4 Years          $     2.66            821        $     2.66
           $   15.76        107          .4 Years          $    15.76            107        $    15.76
           $   15.76        179          .5 Years          $    15.76            179        $    15.76
           $    1.35     31,800          .5 Years          $     1.35         31,800        $     1.35
           $    1.35     50,000          .7 Years          $     1.35         50,000        $     1.35
           $    1.35     50,000          .9 Years          $     1.35         50,000        $     1.35
           $    2.66      1,786         1.5 Years          $     2.66          1,786        $     2.66
           $   19.32        536         1.5 Years          $    19.32            536        $    19.32
           $    2.66      1,429         1.7 Years          $     2.66          1,429        $     2.66
           $    3.06     47,142         1.8 Years          $     3.06         17,142        $     3.06
           $    3.00      3,400         2.0 Years          $     3.00          1,700        $     3.00
           $    3.63     11,040         2.1 Years          $     3.63          8,280        $     3.63
           $    7.42      3,571         2.6 Years          $     7.42          2,877        $     7.42
           $    2.66      3,571         2.6 Years          $     2.66          2,877        $     2.66
           $    2.66     28,571         2.9 Years          $     2.66         20,931        $     2.66
           $    3.29     46,429         3.5 Years          $     3.29         32,508        $     3.29
           $    3.29      7,142         3.7 Years          $     3.29          3,174        $     3.29
           $    2.06    624,415         4.5 Years          $     2.06        272,058        $     2.06
           $    2.75     15,000         4.6 Years          $     2.75              -        $     2.75
           $    2.06     99,000         4.6 Years          $     2.06              -        $     2.06
           $    2.41     99,000         4.6 Years          $     2.41              -        $     2.41
           $    2.06    600,000         5.5 Years          $     2.06              -        $     2.06
           $    3.00     35,000         5.7 Years          $     3.00              -        $     3.00
                      ---------                                              -------

                      1,772,998                                              510,622
                      =========                                              =======

            Various officers and directors have been granted a total of 1,334,553 options under the Company's Stock Option Plans (Note 11) which are included in the above table.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 10:  SHAREHOLDERS' EQUITY (CONTINUED)

          Stock Options (continued):

            SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: dividend yield for each year; expected volatility of 106.25% and 118.63%; respectively, and risk free interest rates of 6.14% and 5.38%, respectively.

            Under the accounting provisions of SFAS No. 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 1997              1996
                                             ------------      ------------
            Net income (loss):
               As reported                   $(2,189,260)      $(1,968,739)
               Pro forma                     $(2,481,201)      $(2,021,904)

            Net income (loss) per share:
               As reported                   $      (.90)      $     (1.67)
               Pro forma                     $     (1.02)      $     (1.72)

          Stock Warrants:

            At June 30, 1997, the Company had warrants outstanding as follows:

            Common Shares              Exercise                Expiration
            Under Warrant           Price Per Share               Date
            -------------           ---------------           -------------
               600,000                  $  2.00               November 1997
               500,000                  $  2.00               January 1997
               400,000                  $  2.00               March 1997
             ---------

             1,513,392
             =========

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 11:  RELATED PARTY TRANSACTIONS

          Officer and Director Optons:

            At June 30, 1997, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors:

            Common Shares              Exercise                Expiration
            Under Option            Price Per Share               Date
            ------------            ---------------           -----------
                5,188                   $  2.66               August 1997
                2,625                   $ 15.76               August 1997
                  642                   $  2.66               November 1997
                  321                   $ 15.76               November 1997
                  321                   $ 22.75               November 1997
                  893                   $  2.66               December 1998
                3,571                   $  2.66               January 2000
               28,571                   $  3.29               May 2000
               32,857                   $  3.29               December 2000
                7,142                   $  3.29               February 2001
              553,422                   $  2.06               December 2001
               99,000                   $  2.06               January 2002
              600,000                   $  2.06               December 2003
            ---------

            1,334,553
            =========

            Of the total outstanding options granted to officers and directors as discussed above, options to acquire up to an aggregate of 311,143 shares of common stock are exercisable at June 30, 1997.

          Technology and Patent Licensing Agreement:

            The Company has an agreement with a former officer/director to license certain technology and patent rights through April 2000 in exchange for a fee. The fee is based on a variable rate based on unit sales. The maximum and minimum fees to be paid for each of the years are as follows:

              Year Ending             Minimum             Maximum
                 June 30,               Fee                 Fee
              -----------           ----------          ----------
                  1995              $   40,000          $  450,000
                  1996                  40,000             450,000
                  1997                  40,000             325,000
                  1998                  40,000             150,000
                  1999                  40,000              40,000
                                    ----------          ----------

                                    $  200,000          $1,415,000
                                    ==========          ==========

            During 1997 and 1996, licensing fee expense was $45,383 and $40,000, respectively of which $11,445 and $10,000, respectively, remains unpaid at June 30, 1997 and 1996 and is included in other accrued liabilities - related parties.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 11:  RELATED PARTY TRANSACTIONS (CONTINUED)

          Consulting Agreements:

            Creative Business Strategies, Inc. (CBS), a company owned by two persons, a current director/shareholder of the Company and a former director/shareholder, provides the Company with business development consulting services in exchange for a fee. During 1997 and 1996, the Company had incurred $32,567 and $37,147, respectively, of fees to CBS, of which $9,323 and $15,900, remained unpaid at June 30, 1997 and 1996, respectively, and are included in other accrued liabilities - related parties. In addition, during 1996, the Company paid $37,845 of fees by issuing 11,506 shares of common stock.

            For the year ended June 30, 1997 and 1996, the Company incurred legal fees aggregating $30,353 and $68,332, respectively, to an entity in which one of its principals was an officer of the Company from October, 1995 through March 1997 and is a current member of the board of directors. As of June 30, 1997 and 1996, $22,023 and $7,875, respectively, of the fees remain unpaid and are included in other accrued liabilities - related parties.

            During 1996, a former officer/director and current shareholder of the Company provided general and current business consulting services to the Company. The Company incurred and paid $52,000 of fees in 1996, of which $16,000 was paid through the issuance of 4,286 shares of common stock.

          Employment Agreement:

            During 1997, the Company entered into an employment agreement with an officer under which the officer will be entitled to receive a maximum severance package of $62,500. In addition, the agreement provides for a performance bonus of up to $50,000 if the Company achieves certain revenue and operational targets. During 1997, no bonus was paid or accrued.

NOTE 12:  INCOME TAXES

            The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                              1997       1996
                                                              ----       ----
            Tax benefit computed at the maximum
              federal statutory rate                         (34.0)%     (34.0)%
            Increase in taxes resulting from amortization
              of intangible assets                             6.0         6.0
            Loss to be carried forward                        28.0        28.0
                                                            ------      ------
                  Income tax provision                          -  %        -  %
                                                            ======      ======

                               HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 12:  INCOME TAXES (CONTINUED)

          Deferred taxes consisted of the following at June 30:

                                                     1997             1996
                                                 ------------     ------------
           Asset:
             Net operating loss carryforward     $  2,206,000     $  1,759,000
             Other                                    137,000          138,000
                                                 ------------     ------------
               Net deferred tax asset               2,343,000        1,897,000
             Less valuation allowance              (2,343,000)      (1,897,000)
                                                 ------------     ------------
                Net deferred tax asset           $       -        $       -
                                                 ============     ============

            For financial statement purposes, no tax benefit has been reported in 1997 and 1996 as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

            The net change in the deferred tax valuation allowance was an increase of $446,000 and $397,000 for the years ended June 30, 1997 and 1996, respectively.

            At June 30, 1997, the Company had net operating loss carryforwards and unused investment tax credits as follows for income tax purposes:

                  Carryforward           Net Operating            Investment
                    Expires                  Loss                Tax Credits
                    June 30,             Carryforwards           Carryforward
                  ------------           -------------           ------------
                      2000               $         -             $      9,634
                      2001                         -                    3,798
                      2002                     627,889                 14,560
                      2003                      11,744                     -
                      2004                     122,457                     -
                      2005                       1,371                     -
                      2006                     235,901                     -
                      2007                   1,461,790                     -
                      2008                     281,054                     -
                      2009                   1,644,839                     -
                      2010                   1,666,725                     -
                      2011                   1,815,490                     -
                      2012                   1,721,000                     -
                                         -------------           ------------

                                         $   9,590,260           $     27,992
                                         =============           ============

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

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 13:  EXTRAORDINARY ITEM - GAIN FROM EXTINGUISHMENT OF DEBT

            During 1996, the Company negotiated with trade creditors to settle $16,684 of past due accounts payable for $8,710. The transactions resulted in an extraordinary gain of $7,974.


NOTE 14:  GEOGRAPHICAL SEGMENT INFORMATION

                                                  1997            1996
                                            --------------   -------------
             Revenues:
                 United States              $    1,632,928   $   1,659,725
                 Great Britain                     456,397         381,739
                 Eliminations                         -               -
                                            --------------   -------------

                       Consolidated         $    2,089,325   $   2,041,464
                                            ==============   =============

             Operating profit (loss):
                 United States              $   (2,152,148)  $  (1,933,324)
                 Great Britain                      34,387          14,777
                 Eliminations                         -               -
                                            --------------    ------------

                       Consolidated         $   (2,117,761)  $  (1,918,547)
                                            ==============   =============

             Identifiable Assets:
                 United States              $    1,851,015   $   2,404,559
                 Great Britain                     237,734         213,993
                 Eliminations                         -               -
                                            --------------   -------------

                       Consolidated         $    2,088,749   $   2,618,552
                                            ==============   =============

            Exports of U.S. produced medical products were $109,612 and $184,688 during 1997 and 1996, respectively.

NOTE 15:  REVERSE STOCK SPLIT

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

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 16:  SUBSEQUENT EVENT

            On August 20, 1997, the Company and HALIS, Inc., a publicly traded Georgia corporation, executed a letter of intent and a subscription and purchase agreement in contemplation of a merger of the two companies. Pursuant to these agreements, HALIS agreed to purchase up to 50,000 shares of HealthWatch series H preferred stock for a price of $6 per share. All such shares purchased, at the sole discretion of HALIS, were to be paid for in up to seven installments; one of $37,500 and six of $43,750. The series H preferred shares carry a liquidation preference over all other preferred and common shares and are convertible into HealthWatch common stock at a rate of 20 shares of common stock for each preferred share. Pursuant to these agreements, HALIS purchased 20,834 shares of such series H preferred stock for an aggregate purchase price of $125,000. Subsequently, HealthWatch and HALIS agreed to abandon the proposed merger between the two companies, and instead pursue a joint venture and co-marketing agreement.

            In October 1997, the Company completed negotiations and entered into a series of additional transactions with HALIS and certain affiliates of HALIS. These agreements included a subscription and purchase agreement with certain HALIS shareholders whereby the Company has authorized the issuance of up to 1,666,667 shares of its common stock for a price of $.30 per share. In addition, the Company has entered into two other subscription and purchase agreements with four HALIS shareholders whereby the Company has authorized the issuance of an additional 4,400,000 shares of its common stock in exchange for 1,100,000 shares of issued and outstanding HALIS common stock. All such shares of HALIS common stock received by HealthWatch pursuant to this exchange will be marketable by HealthWatch pursuant to Rule 144 promulgated by the Securities and Exchange Commission. In addition, HealthWatch has granted an option to exchange an additional 400,000 shares of HALIS common stock for 1,600,000 shares of HealthWatch common provided that immediately following any such exchange HALIS and its affiliates own less than 48% of HealthWatch's then outstanding shares of common stock.

            As of October 13, 1997, subscriptions for the purchase of 1,350,000 shares of HealthWatch common stock for an aggregate consideration of $405,000 have been received by the Company. In addition, the Company has entered into subscription agreements to exchange 4,400,000 shares of HealthWatch's common stock for 1,100,000 shares of HALIS common stock, marketable pursuant to Rule 144.