Form 10QSB
period 1997-09-30
HEALTHWATCH INC
filed 1997-11-19
CIK 725627

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

Quarterly-report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1997.


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

                                 (760) 598-4333
                (Issuer's Telephone Number, Including Area Code)

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

Number of registrant's common shares outstanding at November 14, 1997:
10,466,449.

         Traditional Small Business Issuer (check one) Yes _X_ No ____

PART 1. FINANCIAL INFORMATION



                                HEALTHWATCH, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                             SEPTEMBER 30,     JUNE 30,
                                                                             ------------    ------------
                            ASSETS                                               1997            1997
                                                                             ------------    ------------
Current assets:
     Cash                                                                    $     51,694    $     44,634
     Accounts receivable, net of allowance for doubtful
       accounts of $23,093 and $21,125, respectively                              135,610         289,817
     Inventory (Note 4)                                                           622,867         676,467
     Other current assets                                                          43,760          46,827
                                                                             ------------    ------------

       Total current assets                                                       853,931       1,057,745

Property and equipment, net                                                        55,833          64,329
Intangible assets, net                                                            860,668         922,392
Other assets                                                                       42,090          44,283
                                                                             ------------    ------------

       Total assets                                                          $  1,812,522    $  2,088,749
                                                                             ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                        $    227,699    $    266,932
     Accrued compensation and payroll taxes                                       222,720         229,685
     Other accrued expenses - related parties                                      17,360          44,318
     Other accrued expenses - unrelated parties                                   303,965         275,248
     Deferred revenue                                                             112,711          65,255
     Current portion of debentures payable -
         related parties (Note 5)                                                  30,000          30,000
     Current portion of debentures payable -
         unrelated parties (Note 5)                                               550,000         550,000
                                                                             ------------    ------------
       Total liabilities                                                     $  1,464,455    $  1,461,438
                                                                             ------------    ------------


Shareholders' equity:
  Cumulative preferred stock, $.07 par value; 1,428,571 shares authorized,
       20,834 and 0 shares issued and outstanding,
       respectively (Note 6)                                                        1,458             -0-
  Common stock, $.07 par value; 14,285,715 shares authorized,
       3,828,115 and 3,510,089 issued and outstanding,
       respectively (Notes 7, 8, and 9)                                           267,968         245,706
  Additonal paid-in capital                                                    14,828,930      14,584,414
  Accumulated deficit                                                         (14,703,790)    (14,152,922)
  Equity adjustment from foreign currency translation                             (46,499)        (49,887)
                                                                             ------------    ------------

       Total shareholders' equity                                                 348,067         627,311
                                                                             ------------    ------------

       Total liabilities and shareholders' equity                            $  1,812,522    $  2,088,749
                                                                             ============    ============


                                HEALTHWATCH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



                                                    1997           1996
                                                -----------    -----------
Product sales                                   $   367,425    $   510,222
Product cost of sales                               347,780        423,373
                                                -----------    -----------

    Gross profit                                     19,645         86,849

Operating costs and expenses:
    Selling, general and administrative             441,512        390,832
    Depreciation and amortization                    70,207         87,198
    Research and development                         42,624        100,961
                                                -----------    -----------

    Total operating costs and expenses              554,343        578,991
                                                -----------    -----------

        Loss from continuing operations            (534,698)      (492,142)

Other income (expense):
    Interest expense                                (16,170)       (16,585)

    Total other income (expense)                    (16,170)       (16,585)
                                                -----------    -----------

    Net loss                                    $  (550,868)   $  (508,727)
                                                ===========    ===========

Net loss per share                              $      (.14)   $      (.28)
                                                -----------    -----------

Weighted average number of shares outstanding     3,828,115      1,844,600
                                                ===========    ===========

                                HEALTHWATCH, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                    1997         1996
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(550,868)   $(508,727)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
     Common Stock issued as payment of expenses                      57,000       28,476
     Depreciation and amortization                                   70,207       87,198
Decrease (increase) in assets:
     Accounts receivable                                            154,207       41,654
     Inventory                                                       53,600       44,150
     Other current assets                                             3,067      (27,941)
     Other assets                                                     2,206        2,261
 Increase (decrease) in liabilities:
     Accounts payable                                               (39,233)     (19,661)
     Accrued expense - related parties                              (26,958)     (15,388)
     Accrued expenses - unrelated parties                            21,752       (5,074)
     Deferred revenue                                                47,456      (30,549)
                                                                  ---------    ---------

            Net cash used in operating activities                  (207,564)    (403,601)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds (costs) of issuance of stock                     211,236      246,191
      Payments received on stock subscriptions                          -0-      104,568
                                                                  ---------    ---------

            Net cash provided by (used in) financing activities     211,236      350,759
                                                                  ---------    ---------

Effect of exchange rate changes on cash                               3,388         (360)
                                                                  ---------    ---------

Increase (decrease) in cash                                           7,060      (53,202)

Cash - beginning of period                                           44,634       79,083
                                                                  ---------    ---------

Cash - end of period                                              $  51,694    $  25,881
                                                                  =========    =========


                                HEALTHWATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


Note 1:  Principles of Presentation

The accompanying unaudited financial statements reflect all adjustments which in the opinion of management are necessary for a fair presentation of the Company's financial position as of September 30, 1997, and it's results of operations and cash flows for the three months ended September 30, 1997 and 1996. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

Note 2:  Management's Operating Plans

As a result of recurring losses and negative cash flow from operations, management has reviewed its operational and financial plans relative to the Company's ability to continue in existence. Management's plans in this regard, include expanding its products and services to include medical equipment and services for monitoring, capturing and managing medical information. This business is expected to include both the development and sale of application processing systems such as registration, medical records and billing systems and the acquisition of healthcare system integrators in major metropolitan areas throughout the United States. The Company expects to begin marketing its new systems integration product during fiscal 1998.

Note 3:  Net Income (Loss) per Share

The net income (loss) per share in the fiscal 1997 and 1996 periods were computed based on the weighted average number of shares outstanding during the periods without taking into effect outstanding options as their effect would be either anti-dilutive or dilutive by less than 3%.

Note 4: Inventory

Inventory consisted of the following at September 30, 1997 and June 30, 1997:

                                            9/30/97                   6/30/97
                                           --------                  --------
Raw materials                              $429,039                  $508,147
Work in process                             113,297                    83,551
Finished goods                               80,531                    84,769
                                           --------                  --------
                                           $622,867                  $676,467
                                           --------                  --------

Note 5:  Debentures Payable

Debentures payable accrue interest at an annual rate of 10%, payable quarterly. The maturity date for debentures with an aggregate value of $555,000, originally scheduled to mature September 1, 1997, along with $38,730 of accrued interest payable at September 30, 1997, have been extended to March 1, 1998.

Note 6:  Preferred Stock

On August 20, 1997, the Company and HALIS, Inc., a publicly traded Georgia corporation ("HALIS"), executed a letter of intent and a subscription and purchase agreement in contemplation of a merger of the two companies. Pursuant to these agreements, HALIS agreed to purchase up to 50,000 shares of HealthWatch series H preferred stock for a price of $6 per share. Pursuant to this agreement, HALIS purchased 20,834 shares of such series H preferred stock for an aggregate purchase price of $125,000. Subsequently, HealthWatch and HALIS agreed to abandon the proposed merger between the two companies, and instead pursue a joint venture and co-marketing agreement.

Note 7: Supplemental schedule of non-cash operating, investing and financing activities.

The Company issued an aggregate of 100,000 shares valued at $57,000 for consulting services during the three months ended September 30, 1997.

Note 8:  Common Stock

During the three months ended September 30, 1997, the Company issued an aggregate of 189,111 shares of Common Stock for $90,433 as the result of option and warrant exercises. The Company issued an additional 28,915 shares as the result of warrant exercises that were subscribed for prior to the end of fiscal 1997.

Note 9:  Subsequent Events

         During October 1997, the Company completed negotiations regarding a series of transactions with HALIS; two officers and directors of HALIS; MERAD Corporation, a Georgia corporation ("MERAD"), which is a wholly-owned subsidiary of Paul Harrison Enterprises, Inc. ("PHE"), an affiliate of HALIS; and several shareholders of HALIS. These transactions followed the execution during August 1997, by HealthWatch and HALIS of a letter of intent which contemplated a merger of the two companies.

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

         In addition, the Company is to obtain a license from MERAD to certain artificial intelligence computer software and a multimedia database utility, and will retain MERAD to develop proprietary software technology which will be used to expand HealthWatch's product offerings to include products and services specifically focused on monitoring, capturing and managing medical information at the point of care. Further, Paul Harrison, Chairman of the Board, Chief Executive Officer and President of HALIS, has joined the HealthWatch Board of Directors; and Larry Fisher, a Director and Executive Vice-President, Chief Administrative Officer and Secretary of HALIS has agreed to join the HealthWatch Board of Directors.

         PHE, Mr. Fisher and two non-affiliated shareholders of HALIS have exchanged 1,100,000 of their shares of HALIS common stock for 4,400,000 shares of the Company's common stock, the exchange ratio being based on the market value for each company's common stock at the time that the transaction was negotiated; and HALIS and private investors have acquired an aggregate of 2,163,334 shares of the Company's common stock for an aggregate purchase price of $649,000.

         Set forth below is a proforma balance sheet for the Company as of September 30, 1997, adjusted to reflect the Company's investment in HALIS common stock (based on the market value for the Company's and HALIS' commonstock at time of agreement to exchange shares), the sale of the Company's securities (an aggregate of 1,746,667 shares for $524,000) and the conversion of preferred stock, all of which occurred subsequent to September 30, 1997.

                                HEALTHWATCH, INC.
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                         September 30, 1997 (unaudited)


               ASSETS
                                              Actual       As Adjusted
                                           ------------    ------------
Current Assets
     Cash and marketable securities        $     51,694    $  2,500,694
     Accounts Receivable, net
        of allowance for doubtful
        accounts of $23,093                     135,610         135,610
     Inventory                                  622,867         622,867
     Other current assets                        43,760          43,760
                                           ------------    ------------
              Total current assets              853,931       3,302,931

     Property and equipment, net                 55,833          55,833
     Intangible assets, net                     860,668         860,668
     Other assets                                42,090          42,090
                                           ------------    ------------
              Total Assets                 $  1,812,522    $  4,261,522
                                           ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities                   $  1,464,455    $  1,464,455

     Shareholders' equity
        Common Stock, $.07 par
        value 3,510,089 and 10,391,449
        shares, respectively                    267,968         727,401

        Additional paid-in-capital           14,828,930      16,819,955
        Accumulated deficit                 (14,828,930)    (14,828,930)
        Equity adjustment from foreign
           currency translation                 (46,499)        (46,499)
                                           ------------    ------------

              Total Shareholders' Equity        348,067       2,797,067
                                           ------------    ------------
              Total Liabilities and
                Shareholders' Equity       $  1,812,522    $  4,261,522
                                           ============    ============

                                HEALTHWATCH, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

GENERAL

In recent years, the markets in which the Company participates have experienced significant changes and a period of uncertainty due to proposed changed in health-care administration in the United Sates and efforts by health-care organizations to reduce their operating costs and the cost of health-care in general. The Company believes that the major changes which have been introduced to the health-care industry will place greater emphasis on lower-cost products. While medical standards for safety and effectiveness are expected to remain strong, costs are expected to be a deciding factor on health-care purchases.

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

RESULTS OF OPERATIONS

Revenues declined 28% during the first quarter of fiscal 1998, compared to the similar period in fiscal 1997, due primarily to a decline in product sales. The Company believes that product sales were depressed largely due to the unavailability of its enhanced MVL product during the three months ended September 30, 1997. At September 30, 1997, the Company had three MVL systems on backorder. The Company anticipates that shipments of the enhanced MVL product will commence during the second quarter of fiscal 1998.

Gross margin was 5.3% in the first quarter of fiscal 1998, compared to 17.0% for the similar 1997 period. The lower gross margin in 1998 was due primarily to the decreased sales revenues during the period.

Selling, general and administrative expenses as a percent of sales were 120% in the first quarter of 1998, compared with 77% in the prior year. This increase was due primarily to the lower sales level. The planned expenditures associated with the reduction in the Company's number of employees contributed, as well, to increased sales, general and administrative expenses during this period.

                                HEALTHWATCH, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                    CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had $187,304 of cash and accounts receivable. Due to the Company's operating losses, it has been required to raise additional debt and equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. Since the beginning of fiscal 1998, the Company has raised and obtained commitments for $739,433 through the sale of 2,341,334 shares of its common stock, including shares issuable upon conversion of securities convertible into common stock. In addition, the Company is acquiring 1,100,000 shares of the common stock of HALIS, Inc. in exchange for 4,400,000 shares of the Company's common stock. This investment was made in connection with the Company's decision to expand its product and service offerings to focus on the monitoring, capturing and management of medical information and the development of a joint venture and co-marketing arrangement with HALIS. While the HALIS common stock was acquired for investment purposes, the shares are marketable and could be sold if required to provide working capital to the Company.

         Since the beginning of the fourth quarter of fiscal 1997, the Company has reduced its number of employees by approximately 19, in order to reduce operating expenses. The Company's 10% Convertible Secured Debentures in the principal amount of $580,000 were due and payable on September 1, 1997. The Company has obtained extensions of the due date for the payment of $555,000 principal amount of such Debentures to March 1, 1998. The Company believes it should raise approximately $1,100,000 of working capital in addition to that already raised and committed in fiscal 1998 to sustain operations during the next twelve months and to pay the Debentures when due. While not required to sustain operations, the Company believes it should raise an additional $600,000
- $1,000,000 of such capital to better fund product development, potential business acquisitions, sales and marketing expenses and for general working capital purposes during the next twelve months.

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

SAFE HARBOR STATEMENT

         Information and statements in this report, other than historical information, should be considered forward looking and reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the items discussed under
Item 1 "BUSINESS" in the Company's Annual Report, Form 10-KSB, for the fiscal year ended June 30, 1997.

                           PART II. OTHER INFORMATION

Items 1, 4 and 5.

Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         Since June 30, 1997, the Company has completed negotiations regarding a series of transactions with HALIS; two officers and directors of HALIS; MERAD Corporation; and several shareholders of HALIS. In connection with these transactions, HALIS agreed to convert 20,834 shares of the Company's Series H Preferred Stock which HALIS had acquired during August and September 1997 for an aggregate purchase price of $125,000 into 416,667 shares of the Company's common stock; the Company exchanged 4,400,000 shares of its common stock for 1,100,000 shares of the common stock of HALIS owned by certain shareholders of HALIS; and certain private investors purchased 1,846,667 shares of the Company's common stock for an aggregate consideration of $559,000. No underwriters were involved in any of the foregoing transactions. The Company issued the securities without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from the registration requirements of such Act contained in Section 4(2) thereof. All of the foregoing securities were acquired for investment purposes.

Item 3.  Defaults upon Senior Securities

         On September 1, 1997, $580,000 principal amount of the Company's 10% Secured Convertible Debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms and as of the date of this report, holders who own an aggregate of $555,000 principal amount of such Debentures have agreed to extend the due date therefor to March 1, 1998.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits--Financial Data Schedule, Exhibit 27.

         (b) Reports on Form 8-K. The Company was not required to file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  November 19, 1997
                                        HealthWatch, Inc.

                                        BY /s/Daniel J. Kelly
                                           Daniel J. Kelly
                                           (President & Chief Executive Officer)


                                        BY /s/ Annette Agner
                                           Annette Agner
                                           (Chief Accounting Officer)


GP:435307 v1