Form 10QSB
period 1997-12-31
HEALTHWATCH INC
filed 1998-02-24
CIK 725627

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 1O-QSB

Quarterly-report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31 1997.



Commission file number 0-11476


                               HEALTHWATCH. INC.,
         Exact Name of Small Business Issuer as Specified in Its Charter

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



--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
         Yes  __X__  No____

Number of registrant's common shares outstanding at February 18, 1998:
2,120,351 (Note 11).

         Traditional Small Business Issuer (check one)
         Yes  __X__  No____

PART I. FINANCIAL INFORMATION


                                HEALTHWATCH, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                        DECEMBER 31,      JUNE 30,
                       ASSETS                                               1997            1997
                                                                        ------------    ------------
Current assets
   Cash and marketable securities (Note 9)                              $    657,114    $     44,634
   Accounts Receivable, net of allowance for doubtful accounts
     of $22,701 and $21,125, respectively                                    225,419         289,817
   Inventory (Note 4)                                                        578,833         676,467
   Other Current Assets                                                       90,756          46,827
                                                                        ------------    ------------

     Total current assets                                                  1,552,122       1,057,745

Property and equipment, net                                                   47,337          64,329
Intangible assets, net                                                       798,969         922,392
Other assets                                                                  39,640          44,283
                                                                        ------------    ------------

     Total assets                                                       $  2,438,068    $  2,088,749
                                                                        ============    ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $    190,576    $    266,932
   Accrued compensation and payroll taxes                                    216,387         229,685
   Other accrued expenses - related parties                                      -0-          44,318
   Other accrued expenses - unrelated parties                                267,023         275,248
   Deferred revenue                                                          105,721          65,255
   Current portion of debentures payable - related parties (Note 5)           30,000          30,000
   Current portion of debentures payable - unrelated parties (Note 5)        550,000         550,000
                                                                        ------------    ------------
     Total liabilities                                                  $  1,359,707    $  1,461,438
                                                                        ------------    ------------

Shareholders' equity:
   Cumulative preferred stock, $.35 par value; 285,714 shares authorized, 0 and 0 shares issued and outstanding, respectively
     (Notes 9 and 11)                                                            -0-             -0-
   Common stock, $.35 par value; 2,857,143 shares authorized,
     2,118,351 and 702,017 issued and outstanding, respectively
     (Notes 6,7, 8, 9, and 11)                                               741,423         245,706
   Additional paid-in capital                                             16,898,765      14,584,414
   Accumulated deficit                                                   (15,170,747)    (14,152,922)
   Equity adjustment from foreign currency translation                       (50,455)        (49,887)
   Unrealized holding loss on investment (Note 10)                        (1,340,625)            -0-
                                                                        ------------    ------------
    Total shareholders' equity                                             1,078,361         627,311
                                                                        ------------    ------------
     Total liabilities and shareholders' equity                         $  2,438,068    $  2,088,749
                                                                        ============    ============

                                HEALTHWATCH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                 THREE MONTHS                   SIX MONTHS
                                          --------------------------    --------------------------
                                             1997            1996           1997           1996
                                          -----------    -----------    -----------    -----------
Product sales                             $   297,214    $   486,558    $   664,639    $   996,780
Product cost of sales                         271,778        424,361        619,558        847,734
                                          -----------    -----------    -----------    -----------

     Gross profit                              25,436         62,197         45,081        149,046

Operating costs and expenses:
   Selling, general and administrative        387,024        356,874        828,536        747,706
   Depreciation and amortization               70,206         58,405        140,413        145,603
   Research and development                    22,235         89,185         64,859        190,146
                                          -----------    -----------    -----------    -----------

     Total operating costs and expenses       479,465        504,464      1,033,808      1,083,455
                                          -----------    -----------    -----------    -----------

     Loss from continuing operations         (454,029)      (442,267)      (988,727)      (934,409)

Other income (expense):
   Interest expense                           (13,980)       (17,142)       (30,150)       (33,727)
   Miscellaneous                                1,052            -0-          1,052            -0-
                                          -----------    -----------    -----------    -----------

   Total other income (expense)               (12,928)       (17,142)       (29,098)       (33,727)
                                          -----------    -----------    -----------    -----------

     Net loss                             $  (466,957)   $  (459,409)   $(1,017,825)   $  (968,136)
                                          ===========    ===========    ===========    ===========

Net loss per share                        $      (.28)   $     (1.17)   $      (.83)   $     (2.55)
                                          -----------    -----------    -----------    -----------

Weighted average number of shares
outstanding (Note 11)                       1,668,141        391,724      1,222,644        380,239
                                          ===========    ===========    ===========    ===========

                             STATEMENT OF CASH FLOWS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


                                                          THREE MONTHS                   SIX MONTHS
                                                   --------------------------    --------------------------
                                                       1997          1996           1997           1996
                                                   -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $  (466,957)   $  (459,409)   $(1,017,825)   $  (968,136)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Stock issued as payment of expenses                30,723         89,463         87,723        117,939
     Depreciation and amortization                      70,208         58,405        140,415        145,603
     Gain on extinguishment of debt                     (1,052)           -0-         (1,052)           -0-
   Decrease (increase) in assets:
     Accounts receivable                               (89,809)         3,206         64,398         44,860
     Inventory                                          44,034         (9,114)        97,634         35,036
     Other current assets                              (46,996)        10,928        (43,929)       (17,013)
     Other assets                                        2,437          2,282          4,643          4,543
   Increase (decrease) in liabilities:
     Accounts Payable                                  (36,071)       (46,475)       (75,304)       (66,136)
     Accrued expense - related parties                  (2,298)       (36,504)       (29,256)       (51,892)
     Accrued expenses - unrelated parties              (29,977)       (19,151)        (8,225)       (24,225)
     Deferred revenue                                   (6,990)         2,518         40,466        (28,031)
                                                   -----------    -----------    -----------    -----------

       Net cash used in operating activities       $  (532,748)   $  (403,851)   $  (740,312)   $  (807,452)
                                                   -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property & equipment                      -0-         (9,776)           -0-         (9,776)
                                                   -----------    -----------    -----------    -----------
       Net cash provided by investing
         activities                                        -0-         (9,776)           -0-         (9,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (costs) of issuance of
       common stock                                    557,749         25,909        768,985        272,100
     Payments received on stock subscriptions              -0-        450,000            -0-        554,568
                                                   -----------    -----------    -----------    -----------

       Net cash provided by (used in)
         financing activities                          557,749        475,909        768,985        826,668
                                                   -----------    -----------    -----------    -----------

   Effect of exchange rate changes on cash              (3,956)         4,160           (568)         3,800
                                                   -----------    -----------    -----------    -----------

   Increase (decrease) in cash                          21,045         66,442         28,105         13,240

   Cash - beginning of period                           51,694         25,881         44,634         79,083
                                                   -----------    -----------    -----------    -----------

   Cash - end of period                            $    72,739    $    92,323    $    72,739    $    92,323
                                                   ===========    ===========    ===========    ===========

                               HEALTH WATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

Note 1: Principles of Presentation

The accompanying unaudited financial statements reflect all adjustments which in the opinion of management are necessary for a fair presentation of the Company's financial position as of December 31, 1997, and it's results of operations and cash flows for the three months and six months ended December 31, 1997 and 1996. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's Annual Report on Form l0-KSB for the year ended June 30, 1997.

Note 2: Management's Operating Plans

As a result of recurring losses and negative cash flow from operations, management has reviewed its operational and financial plans relative to the Company's ability to continue in existence. Management's plans in this regard, include expanding its products and services to include medical equipment and services for monitoring, capturing and managing medical information. This business is expected to include both the development and sale of application processing systems such as registration, medical records and billing systems and the acquisition of healthcare system integrators in major metropolitan areas throughout the United States. The Company expects to begin marketing its new systems integration product during 1998.

Note 3: Net Income (Loss) per Share

The net income (loss) per share in the fiscal 1997 and 1996 periods were computed based on the weighted average number of shares outstanding during the periods without taking into effect outstanding options as their effect would be either anti-dilutive or dilutive by less than 3%. See Note 11.

Note 4: Inventory

Inventory consisted of the following at December 31, 1997 and June 30, 1997:

                                        12/31/97                   6/30/97
                                        --------                  --------

         Raw materials                  $376,241                  $508,147
         Work in process                 115,767                    83,551
         Finished goods                   86,825                    84,769
                                        --------                  --------
                                        $578,833                  $676,467
                                         =======                   =======

Note 5: Debentures Payable

Debentures payable accrue interest at an annual rate of 10%, payable quarterly. The maturity date for debentures with an aggregate value of $555,000, originally scheduled to mature September 1, 1997, along with $55,464 of accrued interest payable at December 31,1997, were extended to March 1. 1998.

Note 6: Supplemental schedule of non-cash operating, investing and financing activities

The Company issued an aggregate of 24,948 shares and 44,948 shares valued at $59,083 and $116,083 during the three and six-month periods ended December 31, 1997, respectively. Of this amount, 10,000 shares valued at $22,000 were issued in payment of certain employees' salary deferrals, of which $11,000 were included in accrued liabilities-related parties at September 30, 1997 and 9,048 shares valued at $25,303 were issued for services provided by a related party. Of this amount, $17,360 were included in accrued liabilities-related parties at September 30, 1997. An additional 18,800 shares valued at $53,160 were issued during the six-month period ended December 31, 1997 for payment of other consulting services and 7,100 shares value at $15,620 were issued as employee stock bonuses.

Note 7: Common Stock

During the three and six months ended December 31, 1997, the Company issued 364,333 shares and 37,822 shares of Common Stock for $557,750 and $90,433, respectively, as the result of option and warrant exercises. The Company issued an additional 5,783 shares as the result of warrant exercises that were subscribed for prior to the end of fiscal 1997. During November 1997 the Company exchanged an additional 880,000 shares of its Common Stock for 1,100,000 shares of HALIS, Inc. ("HALIS") common stock. The exchange ratio being based on the market value for each company's common stock at the time that the transaction was negotiated. Additionally, HALIS converted 4,166 shares of Series H Preferred Stock valued at $125,000 into 83,333 shares of the Company's Common Stock.

Note 8: HALIS business collaboration.

During the fourth quarter of calendar 1997, the Company completed negotiations regarding a series of transactions with HALIS; two officers and directors of HALIS; MERAD Corporation, a Georgia corporation ("MERAD"), which is a wholly-owned subsidiary of Paul Harrison Enterprises, Inc. ("PHE"), an affiliate of HALIS; and several shareholders of HALIS. These transactions followed the execution during August 1997, by HealthWatch and HALIS of a letter of intent which contemplated a merger of the two companies.

HALIS and HealthWatch had originally planned to merge. Following discussions, HALIS and HealthWatch determined that it would be preferable for the two companies to adopt a shared business development strategy, but for HealthWatch to remain a separate company. To implement this strategy, HealthWatch and HALIS have entered into a business collaboration agreement whereby HealthWatch and HALIS will share sales prospects and HealthWatch will develop technology and an integration database engine designed to monitor, capture and manage medical information at the point of care.

In addition, the Company has obtained a license from MERAD to certain artificial intelligence computer software and a multimedia database utility, and has retained MERAD to develop proprietary software technology which will be used to expand HealthWatch's product offerings to include products and services specially focused on monitoring, capturing and managing medical information at the point of care. Further, Paul Harrison, Chairman of the Board, Chief Executive Officer and President of HALIS and Larry Fisher, a Director and Executive Vice-President, Chief Administrative Officer and Secretary of HALIS have joined the HealthWatch Board of Directors.

During the quarter ended December 31, 1997, PHE, Mr. Fisher and two non-affiliated shareholders of HALIS exchanged 1,100,000 of their shares of HALIS stock for 880,000 shares of the Company's Common Stock and PHE was granted an option to acquire 320,000 additional shares of HealthWatch Common Stock in exchange for 400,000 additional shares of HALIS common stock, the exchange ratio being based on the market value for each company's common stock at the time that the transaction was negotiated; and HALIS and private investors acquired an aggregate of 432,667 shares of the Company's Common Stock for an aggregate purchase price of $649,000.

Note 9: Subsequent events

During February 1998, (i) PHE and its assigns exercised the option to exchange 400,000 HALIS shares for 320,000 shares of HealthWatch Common Stock; (ii) PHE exchanged an additional 1,262,000 HALIS shares for 378,000 shares of HealthWatch Common Stock; and (iii) private investors acquired 105,883 shares of HealthWatch Common Stock or stock equivalents for $133,813. Set forth below is a proforma balance sheet for the Company as of December 31, 1997, adjusted to reflect the Company's investment in HALIS common stock (based on the closing sale price for such stock on December 31, 1997) and the sale of the Company's securities which occured subsequent to December 31, 1997.

                                HEALTHWATCH, INC.
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                          December 31, 1997 (unaudited)

              ASSETS
                                                     Actual       As Adjusted
                                                 ------------    ------------
Current Assets
         Cash and marketable securities          $    657,114    $  1,673,864
         Accounts Receivable, net
            of allowance for doubtful
            accounts of $22,701                       225,419         225,419
         Inventory                                    578,833         578,833
         Other current assets                          90,756          90,756
                                                 ------------    ------------
                  Total current assets              1,552,122       2,568,872

         Property and equipment, net                   47,337          47,337
         Intangible assets, net                       798,969         798,969
         Other assets                                  39,640          39,640
                                                 ------------    ------------
                  Total Assets                   $  2,438,068    $  3,454,818
                                                 ============    ============


  LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities                     $  1,359,707    $  1,359,707

         Shareholders' equity

            Cummulative preferred stock,
            $.35 par value, 0 and 3,627
            shares, respectively                          -0-           1,269

            Common Stock, $.35 par
            value, 2,118,351 and 2,850,301
            shares, respectively                      741,423         997,605

            Additional paid-in-capital             16,898,765      17,658,064
            Accumulated deficit                   (15,170,747)    (15,170,747)
            Equity adjustment from foreign
               currency translation                   (50,455)        (50,455)

         Unrealized holding loss on investment     (1,340,625)     (1,340,625)
                                                 ------------    ------------

                  Total Shareholders' Equity        1,078,361       2,095,111
                                                 ------------    ------------
                  Total Liabilities and
                    Shareholders' Equity         $  2,438,068    $  3,454,818
                                                 ============    ============

Note 10: Marketable securities - unrealized holding loss.

During the six months ended December 31, 1997, the Company exchanged 880,000 shares of its Common Stock for 1,100,000 shares of HALIS common stock. The market value of these securities was $1.75 per share or $1,925,00 aggregate at the time of acquisition. At December 31, 1997, the market value of the Company's investment in HALIS based on the last sale price of the HALIS stack on December 31, 1997, was $.53125 per share or $584,375 in the aggregate. At December 31, 1997, the unrealized holding loss on this investment was $( 1,340,625).

Note 11:

On February 11, 1998, the Company announced a one-for-five reverse split of the Company's Common Stock effective February 23, 1998. The primary reason for the reverse stock split was to meet The Nasdaq Stock Market, Inc.'s new $1.00 minimum bid requirement. All share, per share, weighted average share, preferred stock, stock option and stock warrant information in these financial statements has been restated to reflect the split.

                                HEALTHWATCH, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

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

Results of Operations

Revenues declined 28% during the first quarter of fiscal 1998, compared so the similar period in fiscal 1997, due primarily to a decline in product sales. The Company believes that product sales were depressed largely due to the unavailability of its enhanced MVL product during the three and six months ended December 31, 1997. At December 31, 1997, the Company had six systems on backorder. Shipments of the enhanced MVL product commenced during the third quarter of fiscal 1998.

Gross margins were 9% and 7% for the 1998 quarter and six-month periods respectively, compared to 13% and 15% for the similar 1997 periods. The lower gross margins in 1998 were due primarily to the decreased sales revenues during the period.

Selling, general and administrative expenses as a percent of sales were 130% and 125% for the 1998 quarter and six-month periods, respectively, compared with 73% and 75% for the similar 1997 periods. This increase was due primarily to the lower sales level and the planned expenditures associated with the enhanced MVI. product launch.

                                HEALTHWATCH, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had $298,158 of cash and accounts receivable. Due to the Company's operating losses, it has been required to raise additional debt and equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. Since the beginning of fiscal 1998, the Company has raised $1,023,079 through the sale of 642,103 shares of its common stock, including shares issuable upon conversion of securities convertible into common stock. In addition, the Company acquired 2,362,000 shares of the common stock of HALIS, Inc. in exchange for 1,578,600 shares of the Company's common stock. This investment was made in connection with the Company's decision to expand its product and service offerings to focus on the monitoring, capturing and management of medical information and the development of a joint venture and co-marketing arrangement with HALIS. While the HALIS common stock was acquired for investment purposes, the shares are marketable and could be sold if required to provide working capital to the Company.

The Company has recently relocated its manufacturing facilities and reduced its corporate office space which will result in an approximately $10,000 per month reduction in facilities expenses and since the beginning of the fourth quarter of fiscal 1997, has reduced its number of employees by approximately 19, in order to reduce operating expenses. The Company's 10% Convertible Secured Debentures in the principal amount of $580,000 were due and payable on September 1, 1997. The Company obtained extensions of the due date for the payment of $555,000 principal amount of such Debentures to March 1, 1998. The Company believes it needs to raise approximately $1,100,000 of working capital in addition to that already raised and committed in fiscal 1998 to sustain operations during the next twelve months and to pay the Debentures. The Company is considering additional private placements of its securities and has initiated discussions regarding a possible public offering of its securities late in fiscal 1998 or early in fiscal 1999. There can be no assurance that the Company will be able to raise additional debt or equity capital or, if it is able to raise additional capital, the price at which such capital would be available.

The Company considers its investment in HALIS to be a long-term investment. However, in the event that the Company is unable to raise additional capital, it may be required to sell shares of the HALIS common stock. The HALIS common stock is traded in the over-the-counter market on the NASDAQ Bulletin Board. While the 2,362,000 shares of HALIS common stock owned by the Company represents less than 6% of the total outstanding shares of HALIS common stock, the Company's ability to sell its HALIS shares could be adversely affected by the limited trading volume for HALIS' stock and the requirement that the Company sell its HALIS shares in accordance with Rule 144 promulgated by the Securities and Exchange Commission which could limit the number of HALIS shares which could be sold in any three-month period to approximately 420,000 shares There can be no assurance as to the price the Company could receive for the HALIS common stock if it were required to sell the stock to raise additional working capital.

SAFE HARBOR STATEMENT

Information and statements in this report, other than historical information, should he considered forward looking and reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the items discussed under Item I -- "BUSINESS" in the Company's Annual Report, Form l0-KSB, for the fiscal year ended June 30, 1997.

PART II.  OTHER INFORMATION

Items l, 4 and 5.

Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         During October 1997, the Company completed negotiations regarding a series of transactions with HALIS; two officers and directors of HALIS; MERAD Corporation; and several shareholders of HALIS. In connection with these transactions, HALIS agreed to convert 4,166 shares of the Company's Series H Preferred Stock which HALIS had acquired during August and September 1997 for an aggregate purchase price of $125,000 into 83,333 shares of the Company's common stock; the Company exchanged 880,000 shares of its common stock for 1.100,000 of the common stock of HALIS owned by certain shareholders of HALIS; and certain private investors purchased 349,333 shares of the Company's common stock for an aggregate consideration of $524,000. No underwriters were involved in any of the foregoing transactions. During February 1998, the Company exchanged an additional 698,600 shares of its common stock for 1,662,000 shares of HALIS common stock and sold 105,884 shares of its common stock for $133,813 to five private investors. The Company issued the securities without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from the registration requirements of such Act contained in Section 4(2) thereof. All of the foregoing securities were acquired for investment purposes.

Item 3.  Defaults upon Senior Securities

         On September 30, 1997, $580,000 principal amount of the Company's 10% Secured Convertible Debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms and as of the date of this report holders who hold an aggregate of $555,000 principal amount of such Debentures has agreed to extend the due date therefor to March 1, 1998. The Company will not be able to repay the Debentures on March 1, 1998 and intends to seek a further extension in the due date thereof.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits--

                  10.1 Business Collaboration Agreement dated as of October 10, 1997 between the Company and HALIS, Inc.

                  10.2 License and Software Development Agreement dated as of October 10, 1997 between the Company and MERAD Corporation

                  10.3 Consulting Agreement dated as of October 10, 1997 among the Company, Paul Harrison Enterprises, Inc. and Paul Harrison.

                  10.4 Consulting Agreement dated as of October 10, 1997 between the Company and Larry Fisher.

                  27       Financial Data Schedule

         (b) Reports on Form 8-K. During the quarter ended December 31, 1997, the Company filed a report on Form 8-K -- Item 5, dated October 17, 1997.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  February 20, 1998

                                              HealthWatch, Inc.

                                     By /s/Daniel J. Kelly
                                        ----------------------------------------
                                        Daniel J. Kelly
                                        (President & Chief Executive Officer)


                                     By /s/Annette Agner
                                        ----------------------------------------
                                        Annette Agner
                                        (Chief Financial and Accounting Officer)