Form 10QSB
period 1998-03-31
HEALTHWATCH INC
filed 1998-05-15
CIK 725627

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

Quarterly-report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998.





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

           ___________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
      Yes _X_    No___


Number of registrant's common shares outstanding at May 11, 1998: 2,924,121 (Note 11).


      Traditional Small Business Issuer (check one)
      Yes _X_    No___

PART I.  FINANCIAL INFORMATION


                                HEALTHWATCH, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                    MARCH 31,          JUNE 30,
                                     ASSETS                                           1998              1997
                                                                                  ------------      ------------
Current assets
   Cash and marketable securities (Notes 8 & 10)                                  $    752,455      $     44,634
   Accounts Receivable, net of allowance for doubtful accounts
     of $24,159 and $21,125, respectively                                              296,013           289,817
   Subscription Receivable (Note 7)                                                     56,313               -0-
   Inventory (Note 4)                                                                  427,838           676,467
   Other Current Assets                                                                 22,058            46,827
                                                                                  ------------      ------------

     Total current assets                                                            1,554,677         1,057,745

Property and equipment, net                                                             38,841            64,329
Intangible assets, net                                                                 737,258           922,392
Other assets                                                                            14,640            44,283
                                                                                  ------------      ------------

     Total assets                                                                 $  2,345,416      $  2,088,749
                                                                                  ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $    233,154      $    266,932
   Accrued compensation and payroll taxes                                              208,199           229,685
   Other accrued expenses - related parties                                                -0-            44,318
   Other accrued expenses - unrelated parties                                          286,829           275,248
   Deferred revenue                                                                     66,822            65,255
    Notes payable (Note 13)                                                             51,000               -0-
   Current portion of debentures payable - related parties (Note 5)                     30,000            30,000
   Current portion of debentures payable - unrelated parties (Note 5)                  550,000           550,000
                                                                                  ------------      ------------
     Total liabilities                                                            $  1,426,004      $  1,461,438
                                                                                  ------------      ------------

Shareholders' equity:
   Cumulative preferred stock, $.01 par value; 5,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively
     (Notes 9 and 11)                                                                      -0-               -0-
   Common stock, $.01 par value; 50,000,000 shares authorized,
     2,924,121 and 702,017 issued and outstanding, respectively
     (Notes 6,7, 8, 9, and 11)                                                          29,241           245,706
   Additional paid-in capital                                                       18,632,398        14,584,414
   Accumulated deficit                                                             (15,680,029)      (14,152,922)
   Equity adjustment from foreign currency translation                                     -0-           (49,887)
   Unrealized holding loss on investment (Note 10)                                  (2,062,198)              -0-
                                                                                  ------------      ------------
     Total shareholders' equity                                                        919,412           627,311
                                                                                  ------------      ------------
     Total liabilities and shareholders' equity                                   $  2,345,416      $  2,088,749
                                                                                  ============      ============


                                HEALTHWATCH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                    THREE MONTHS                       NINE MONTHS
                                            ----------------------------      ----------------------------

                                                1998             1997             1998             1997
                                            -----------      -----------      -----------      -----------
Product sales                               $   449,026      $   614,878      $ 1,113,665      $ 1,611,658
Product cost of sales                           291,337          485,290          910,895        1,333,024
                                            -----------      -----------      -----------      -----------

     Gross profit                               157,689          129,588          202,770          278,634

Operating costs and expenses:
   Selling, general and administrative          460,370          460,803        1,288,906        1,208,509
   Depreciation and amortization                 70,209           74,037          210,622          219,640
   Research and development                      17,773           77,280           82,632          267,426
                                            -----------      -----------      -----------      -----------

     Total operating costs and expenses         548,352          612,120        1,582,160        1,695,575
                                            -----------      -----------      -----------      -----------

     Loss from continuing operations           (390,663)        (482,532)      (1,379,390)      (1,416,941)

Other income (expense):
   Interest expense                             (15,735)         (15,091)         (45,885)         (48,818)
   Miscellaneous                                    -0-              -0-            1,052              -0-
   Loss on sale of division (Note 12)          (102,884)             -0-         (102,884)             -0-
                                            -----------      -----------      -----------      -----------

   Total other income (expense)                (118,619)         (15,091)        (147,717)         (48,818)
                                            -----------      -----------      -----------      -----------

     Net loss                               $  (509,282)     $  (497,623)     $(1,527,107)     $(1,465,759)
                                            ===========      ===========      ===========      ===========

Net loss per share                          $     (0.21)     $     (0.85)     $     (0.95)     $     (3.28)
                                            -----------      -----------      -----------      -----------

Weighted average number of shares
 outstanding (Note 11)                        2,388,311          583,835        1,607,358          447,532
                                            ===========      ===========      ===========      ===========


                             STATEMENT OF CASH FLOWS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                              THREE MONTHS                     NINE MONTHS
                                                     ----------------------------      ----------------------------

                                                         1998             1997             1998             1997
                                                     -----------      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $  (509,282)     $  (497,623)     $(1,527,107)     $(1,465,759)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Stock issued as payment of expenses                   4,700           37,605           92,423          155,544
     Depreciation and amortization                        70,209           74,037          210,624          219,640
     Gain on extinguishment of debt                          -0-              -0-           (1,052)             -0-
     Loss on sale of division                             90,876              -0-           90,876              -0-
   Decrease (increase) in assets:
     Accounts receivable                                (123,987)        (100,323)         (59,589)         (55,463)
     Inventory                                            87,710           (6,710)         185,344           28,326
     Other current assets                                 39,764              231           (4,165)         (16,782)
     Other assets                                         25,000           (7,442)          29,643           (2,899)
   Increase (decrease) in liabilities:
     Accounts Payable                                     56,837           10,753          (18,467)         (55,383)
     Accrued expense - related parties                       -0-           18,387          (29,256)         (33,505)
     Accrued expenses - unrelated parties                103,962           55,706           95,737           31,481
     Deferred revenue                                    (38,899)           2,413            1,567          (25,618)
                                                     -----------      -----------      -----------      -----------

       Net cash used in operating activities         $  (193,110)     $  (412,966)     $  (933,422)     $(1,003,756)
                                                     -----------      -----------      -----------      -----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property & equipment                        -0-          (19,771)             -0-          (29,547)
                                                     -----------      -----------      -----------      -----------
       Net cash provided by investing
         activities                                          -0-          (19,771)             -0-          (29,547)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of note payable                             51,000              -0-           51,000              -0-
       Net proceeds (costs) of issuance
         of common stock                                  77,500           19,504          846,485          291,604
     Payments received on stock subscriptions                -0-          600,000              -0-        1,154,568
                                                     -----------      -----------      -----------      -----------

     Net cash provided by (used in) financing            128,500          619,504          897,485        1,446,172
       activities                                    -----------      -----------      -----------      -----------

   Effect of exchange rate changes on cash                (1,413)          (6,161)          (1,981)          (2,361)
                                                     -----------      -----------      -----------      -----------

   Increase (decrease) in cash                           (66,023)         180,606          (37,918)         193,846

   Cash - beginning of period                             72,739           92,323           44,634           79,083
                                                     -----------      -----------      -----------      -----------

   Cash - end of period                              $     6,716      $   272,929      $     6,716      $   272,929
                                                     ===========      ===========      ===========      ===========


                               HEALTH WATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

Note 1:  Principles of Presentation

The accompanying unaudited financial statements reflect all adjustments which in the opinion of management are necessary for a fair presentation of the Company's financial position as of March 31, 1998, and it's results of operations and cash flows for the three months and nine months ended March 31, 1998 and 1997. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's Annual Report on Form l0-KSB for the year ended June 30, 1997.

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

Note 3:  Net Income (Loss) per Share

The net income (loss) per share in the fiscal 1998 and 1997 periods were computed based on the weighted average number of shares outstanding during the periods without taking into effect outstanding options as their effect would be either anti-dilutive or dilutive by less than 3%. See Note 11.

Note 4:  Inventory

Inventory consisted of the following at March 31, 1998 and June 30, 1997:

                                 3/31/98            6/30/97
                                ---------          ---------
      Raw materials             $ 166,856          $ 508,147
      Work in process             209,641             83,551
      Finished goods               51,341             84,769
                                ---------          ---------
                                $ 427,838          $ 676,467
                                =========          =========

Note 5:  Debentures Payable

Debentures payable accrue interest at an annual rate of 10%, payable quarterly. The maturity date for debentures with an aggregate value of $555,000, originally scheduled to mature September 1, 1997, along with $67,165 of accrued interest payable, were extended to March 1, 1998. The Company was not able to repay the debentures on March 1, 1998 and intends to seek a further extension in the due date.

Note 6: Supplemental Schedule of Non-cash Operating, Investing and Financing Activities

The Company issued an aggregate of 2,000 shares and 46,948 shares valued at $63,783 and $120,783 during the three and nine-month periods ended March 31, 1998, respectively. Of this amount, 10,000 shares valued at $22,000 were issued in payment of certain employees' salary deferrals, of which $11,000 were included in accrued liabilities - related parties at September 30, 1997 and 9,048 shares valued at $25,303 were issued for services provided by a related party. Of this amount, $17,360 were included in accrued liabilities - related parties at September 30, 1997.

An additional 20,800 shares valued at $57,860 were issued during the nine - month period ended March 31, 1998 for payment of other consulting services and 7,100 shares valued at $15,620 were issued as employee stock bonuses. The sale of the UK Cambridge division during the quarter ended March 31, 1998, resulted in a loss of $102,884, of which $90,876 was non-cash. During the quarter ended March 31, 1998, $56,313 remained as a subscription receivable for the purchase of 44,550 shares. The Company received payment on this receivable in April 1998.

Note 7:  Common Stock

During the three months ended March 31, 1998, the Company issued 105,883 shares of HealthWatch Common Stock to private investors in exchange for $133,813 of which $56,313 remained receivable as of March 31, 1998. The receivable was paid to the Company in April, 1998. During the nine months ended March 31, 1998, the Company issued 382,155 shares of Common Stock for $613,183 as the result of option and warrant exercises. In addition the Company issued 20,000 shares in repayment of a $35,000 loan. During the three months ended March 31, 1998, (i) Paul Harrison Enterprises ("PHE") and its assigns exercised the option to exchange 400,000 HALIS shares for 320,000 shares of HealthWatch Common Stock;
(ii) PHE exchanged an additional 1,262,000 HALIS shares for 378,000 shares of HealthWatch Common Stock.

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

During the quarter ended December 31, 1997, PHE, Mr. Fisher and two non-affiliated shareholders of HALIS exchanged 1,100,000 of their shares of HALIS stock for 880,000 shares of the Company's Common Stock and PHE was granted an option to acquire 320,000 additional shares of HealthWatch Common Stock in exchange for 400,000 additional shares of HALIS common stock, the exchange ratio being based on the market value for each company's common stock at the time that the transaction was negotiated; and HALIS and private investors acquired an aggregate of 432,667 shares of the Company's Common Stock for an aggregate purchase price of $649,000. During the quarter ended March 31, 1998, Paul Harrison Enterprises, Inc. ("PHE") and its assigns exercised the option to exchange 400,000 HALIS shares for 320,000 shares of HealthWatch Common Stock. PHE exchanged an additional 1,262,000 HALIS shares for 378,000 shares of HealthWatch Common Stock.

Note 9:  Increase in Authorized Common and Preferred Stock Shares.

At the Annual Meeting of Shareholders on March 31, 1998, an amendment to the Company's Articles of Incorporation to increase the authorized Common Stock to 50,000,000 shares, par value $.01 and to increase the Preferred Stock to 5,000,000 shares, par value $.01 per share was approved.

Note 10:  Marketable Securities - Unrealized Holding Loss.

During the three and nine months ended March 31, 1998, the Company exchanged an aggregate of 698,000 and 1,578,000 shares, respectively, of its Common Stock for 1,662,000 and 1,100,000 shares, respectively, of HALIS common stock. The market value of these securities was $.53125 per share and $1.75 per share, respectively, for an aggregate of 2,762,000 shares valued at $2,807,937 at the time of acquisition. At March 31, 1998, the market value of the Company's investment in HALIS, based on the last sales price of the HALIS stock on March 31, 1998, was $.27 per share or $745,740 in the aggregate. At March 31, 1998, the unrealized holding loss was $(2,062,198).

Note 11: Reverse Stock Split

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

Note 12: Sale of Assets

During the three months ended March 31, 1998, the Company completed a Share Sale Agreement to dispose of its Cambridge division in the United Kingdom. The sale resulted in a $(102,884) loss on the disposition of this division.

Note 13: Loans by Affiliates

During three months ended March 31, 1998, two of the Company's Directors, Paul
W. Harrison and Larry Fisher, each loaned the Company $17,000 for a period of 90 days. The loans bear interest at 7% per annum.

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

RESULTS OF OPERATIONS

Revenues declined 27% and 31% during the three and nine month periods ended March 31, 1998, respectively compared to the similar periods in fiscal 1997, due primarily to a decline in sales. The Company believes that product sales were depressed largely due to the limited availability of its enhanced MVL and PVR systems. At March 31, 1998, the Company had three enhanced MVL and four PVR systems on backorder. Although shipments of the enhanced MVL product commenced during the third quarter of fiscal 1998, material requirements driven by the product ramp-up were not entirely satisfied prior to the end of the third quarter. The Company believes that the backorder will be cleared during the fourth quarter of fiscal 1998. Revenues are expected to decline in future periods when compared to similar periods in prior fiscal years due to the sale during the third quarter of the Company's Cambridge division in the United Kingdom.

Gross margins were 35% and 18% for the three and nine month periods ended March 31, 1998, respectively compared to 21% and 17% for the comparable 1997 periods. The higher gross margins in 1998 were due primarily to reduced manufacturing overhead expenses resulting from the relocation of its manufacturing facilities.

Selling, general and administrative expenses as a percent of sales were 103% and 116% for the three and nine months ended March 31, 1998, respectively compared with 75% and 75% for the similar 1997 periods. This increase was due primarily to lower sales level and the expenditures associated with the enhanced MVL product launch.

                                HEALTHWATCH, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $359,042 of cash and accounts receivable. Due to the Company's operating losses, it has been required to raise additional debt and equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. Since the beginning of fiscal 1998, the Company has raised $906,996 through the sale of 597,155 shares of its common stock, including shares issuable upon conversion of securities convertible into common stock. In addition, the Company acquired 2,762,000 shares of the common stock of HALIS, Inc. in exchange for 1,578,000 shares of the Company's common stock. This investment was made in connection with the Company's decision to expand its product and service offerings to focus on the monitoring, capturing and management of medical information and the development of a joint venture and co-marketing arrangement with HALIS. While the HALIS common stock was acquired for investment purposes, the shares are marketable and could be sold if required to provide working capital to the Company.

The Company has recently relocated its manufacturing facilities and reduced its corporate office space which will result in an approximately $10,000 per month reduction in facilities expenses and since the beginning of the fourth quarter of fiscal 1997, has reduced its number of employees by approximately 19, in order to reduce operating expenses. The Company's 10% Convertible Secured Debentures in the principal amount of $580,000 were due and payable on September 1, 1997. The Company obtained extensions of the due date for the payment of $555,000 principal amount of such Debentures to March 1, 1998. The Company believes it needs to raise approximately $1,200,000 of working capital in addition to that already raised and committed in fiscal 1998 to sustain operations during the next twelve months and to pay the Debentures. The Company is considering additional private placements of its securities and has initiated discussions regarding a possible public offering of its securities late in fiscal 1998 or early in fiscal 1999. There can be no assurance that the Company will be able to raise additional debt or equity capital or, if it is able to raise additional capital, the price at which such capital would be available.

The Company considers its investment in HALIS to be a long-term investment. However, in the event that the Company is unable to raise additional capital, it may be required to sell shares of the HALIS common stock. The HALIS common stock is traded in the over-the-counter market on the NASDAQ Bulletin Board. While the 2,762,000 shares of HALIS common stock owned by the Company represents approximately 6% of the total outstanding shares of HALIS common stock, the Company's ability to sell its HALIS shares could be adversely affected by the limited trading volume for HALIS' stock and the requirement that the Company sell its HALIS shares in accordance with Rule 144 promulgated by the Securities and Exchange Commission which could limit the number of HALIS shares which could be sold in any three-month period to approximately 400,000 shares. There can be no assurance as to the price the Company could receive for the HALIS common stock if it were required to sell the stock to raise additional working capital.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled "Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

         RECENT OPERATING LOSSES. The Company has incurred losses from operations in each of its last five fiscal years. There can be no assurance that the Company will be able to operate at a profit in the future. The Company is not able to finance current working capital requirements from operations.

         NEED FOR ADDITIONAL FINANCING. The Company estimates that it needs approximately $600,000 of additional debt or equity capital to complete development and introduction of its new information software technology and to sustain its operations during the next twelve months. In addition, the Company will need to obtain approximately $675,000 of additional capital to pay its outstanding Secured Convertible Debentures which are past due. There can be no assurance that the Company will be able to obtain such financing, or if obtained, that it will be sufficient or on terms and conditions acceptable to the Company. If such funds are obtained through the issuance of additional equity securities of the Company, there can be no assurance that such shares will be issued at prices or on terms equal to or greater than the offering price or terms of this offering. Any such future equity financing could be dilutive to shareholders of the Company.

         UNCERTAINTY OF MARKET ACCEPTANCE; RELIANCE ON A LIMITED NUMBER OF PRODUCTS. The Company's new software information technology is under development and there can be no assurance that this product will be successfully developed and introduced to the marketplace. Achieving market acceptance for the Company's products will require substantial marketing efforts and expenditures to inform potential customers of the distinctive characteristics and benefits of these products. Since the Company has limited financial and other resources to undertake extensive independent marketing activities, there can be no assurance that the Company will be able to market its products successfully.

         ACQUISITIONS AND INTEGRATION. An important element of the Company's business strategy is to expand through acquisitions. The Company's future success is dependent upon its ability to finance acquisitions and effectively integrate acquired businesses with the Company's operations. Although the Company believes it will be able to effect such integration, there can be no assurance that past or future acquisitions will be successfully integrated or that any such acquisition will otherwise be successful. In addition, the financial performance of the Company is now, and will continue to be, subject to various risks associated with the acquisition of businesses, including the financial affects associated with the integration of such businesses.

         TECHNOLOGICAL CHANGE; PROPRIETARY TECHNOLOGY. Future advances in the healthcare information systems industry could lead to new technologies, products or services that are competitive with the products and services offered by the Company. The Company' success will depend, in part, on its ability to be responsive to technological developments and challenges. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressures, which could have an adverse effect on the Company. To remain competitive in the evolving healthcare information systems marketplace; the Company must develop new products on a timely basis. The failure to develop competitive products or to introduce new products on a timely basis could have an adverse effect on the Company's future financial performance.

         PROTECTION OF PROPRIETARY INFORMATION. The Company does not have any patents or registered copyrights and does not anticipate obtaining any patents or registered copyrights in the near future. The Company treats its software and related technical data as confidential and relies on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect what it regards as proprietary information. Competitors and customers may nevertheless be able to copy certain functional aspects of the Company' products.

         POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Common Stock may be subject to significant fluctuations in response to the Company' operating results and other factors, and there can be no assurance that the market price of the common stock will not decline below the offering price herein. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, which have often been unrelated to the operating performance of particular companies. Such fluctuations and factors such as announcements of technological innovations or new products by the Company or its competitors or third parties, as well as market conditions in the computer software or hardware industries and healthcare reform measures, may have a significant effect on the market price of the Company's common stock.

         FLUCTUATIONS IN QUARTERLY PERFORMANCE. The Company's future product sales are expected to be derived primarily from the sale of software systems and related services in the healthcare industry, the market for which is still developing. Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in the closing of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, operating and net income to fall substantially short of anticipated levels. The Company's total revenues and net income levels could also be adversely affected by cancellations or delays of orders, interruptions or delays in the supply of key components, changes in customer base or product mix, seasonal patterns of capital spending by customers, delays in purchase decisions due to new product announcements by the Company or its competitors, increased competition and reductions in average selling prices.

         LIMITATIONS ON BROKER/DEALER SALES OF COMPANY COMMON STOCK; APPLICABILITY OF PENNY STOCK RULES. The Company's common stock is currently traded on the Nasdaq Small Cap Market. To remain listed on the Nasdaq Small Cap Market, the Company must, among other things, maintain a minimum tangible net worth of $2 million and a minimum bid price of $1.00 per share. As of the date of this Memorandum, the Company's tangible net worth was less than $2 million and the bid price for its stock was less than $1.00 per share. The Company has initiated efforts to increase its tangible net worth to more than $2 million through the issuance of securities pursuant to this Offering and through acquisitions. There can be no assurance that the Company's efforts will be successful in this regard and that its shares of common stock will continue to be listed on the Nasdaq Small Cap Market. In the event that the Company's common stock was delisted from the Nasdaq Small Cap Market, the application of the "Penny Stock Rules" under the Securities and Exchange Act of 1934, as amended, would make it more difficult for broker/dealers to sell the Company's common stock and purchasers of the Shares offered hereby may have difficulty in selling their Shares in the future in the secondary trading market.

         CONTROL BY PAUL W. HARRISON. Paul Harrison, the Chairman of the Board of Directors of the Company, exercises voting control over approximately 35% of the outstanding shares of common stock of the Company. As a result of such concentration of ownership, Mr. Harrison has the ability to exert significant influence on the policies and affairs of the Company and corporate actions requiring shareholder approval, including the election of the members of the Board of Directors.

         COMPETITION. There are many companies that produce equipment which competes with the Company's current and proposed products. Most of the Company's competitors have substantially greater financial and marketing resources than the Company. The Company expects that these competitors will continue to compete aggressively with tactics such as offering volume discounts based on "bundled" purchases of a broader-range of medical equipment and supplies, a tactic that the Company is unable to pursue except on a joint venture basis. There can be no assurance that such competition will not adversely affect the Company's results of operations or its ability to maintain or increase sales and market share. Competition could require that the Company commit significantly greater resources to the introduction of its products than would otherwise be required.

PART II.  OTHER INFORMATION

Items l and 5.

Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         During October 1997, the Company completed negotiations regarding a series of transactions with HALIS; two officers and directors of HALIS; MERAD Corporation; and several shareholders of HALIS. In connection with these transactions, HALIS agreed to convert 4,166 shares of the Company's Series H Preferred Stock which HALIS had acquired during August and September 1997 for an aggregate purchase price of $125,000 into 83,333 shares of the Company's common stock; the Company exchanged 880,000 shares of its common stock for 1,100,000 of the common stock of HALIS owned by certain shareholders of HALIS; and certain private investors purchased 349,333 shares of the Company's common stock for an aggregate consideration of $524,000. No underwriters were involved in any of the foregoing transactions. During February 1998, the Company exchanged an additional 698,600 shares of its common stock for 1,662,000 shares of HALIS common stock and sold 105,884 shares of its common stock for $133,813 to five private investors. The Company issued the securities without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from the registration requirements of such Act contained in Section 4(2) thereof. All of the foregoing securities were acquired for investment purposes.

Item 3. Defaults upon Senior Securities

         On September 1, 1997, $580,000 principal amount of the Company's 10% Secured Convertible Debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms. Holders who held an aggregate of $555,000 principal amount of such Debentures, agreed to extend the due date therefore to March 1, 1998. The Company was unable to repay the Debentures on March 1, 1998 and intends to seek a further extension in the due date thereof.

Item 4. Submission of Matters to a Vote of Security Holders.

         A meeting of the shareholders of the Company was held on March 31, 1998. The following actions were taken at the meeting:

         (i) Election of Directors. Each of the following was elected to serve as a director with 1,282,552 shares voted for their election and 5,425 shares abstaining: Richard T. Case; Larry Fisher; Paul W. Harrison and Sanford L. Schwartz.

         (ii) Increase in Authorized Capital. Shareholders approved an increase in the authorized capital to 50,000,000 shares of Common Stock, $.01 par value, and 5,000,000 shares of Prepared Stock, $.01 par value, with 1,275,437 shares voting for such increase, 11,471 shares voting against and 1,065 shares abstaining.

         (iii) Change of Name. Shareholders approved a change in the Company's name to Tesyn, Inc. with 1,283,101 shares voting for such change, 4,284 shares voting against and 593 shares abstaining. The Board of Directors has not determined whether or not it should implement the name change.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits--

                           27       Financial Data Schedule.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date:    May 13, 1998

                                       HealthWatch, Inc.

                                 By    /s/Daniel J. Kelly
                                       Daniel J. Kelly
                                       (President & Chief Executive Officer)


                                 By    /s/Annette Agner
                                       Annette Agner
                                       (Chief Financial and Accounting Officer)