Form 10KSB
period 1998-06-30
HEALTHWATCH INC
filed 1998-10-19
CIK 725627

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended               Commission file number
                JUNE 30, 1998                             0-11476

                               HEALTHWATCH, INC. *
             (Exact name of registrant as specified in its charter)

                MINNESOTA                                   84-0916792
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                9040 ROSWELL ROAD, SUITE 470
                         ATLANTA, GA                           30350
           (Address of principal executive offices)          (Zip Code)

               Registrant's telephone number, including area code:
                                 (770) 641-5555

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
                           Yes __X__         No _____

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [___].

      Registrant's revenues for fiscal year ended June 30, 1998: $1,383,335.

      Aggregate market value of voting stock held by non-affiliates of registrant as of October 1, 1998: Approximately $1,500,000.

      Number of shares outstanding as of October 1, 1998: 2,909,121 shares of Common Stock, $.01 par value.

      Documents incorporated by reference: Items 9-12 of Part III are incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

----------------

* Registrant intends to ask stockholders at the 1998 Annual Meeting of Stockholders to approve a change in Registrant's name to MERAD Technologies Corporation.

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

         HealthWatch, Inc., d/b/a MERAD Technologies Corporation, is in the process of changing from a company primarily involved in the manufacture and marketing of medical products to a company primarily involved in the software information technology ("IT") business. The Company acquired Paul Harrison Enterprises, Inc. ("PHE") on October 1, 1998. PHE owned the MERAD technology, a sophisticated software application utility. MERAD utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in a virtually unlimited number of combinations to provide efficient applications that can be accessed and processed in both an Internet and Intranet environment. The acquisition of PHE also increased the Company's ownership of the common stock of HALIS, Inc. ("HALIS"), a health care IT company, from approximately 5% to 18% of HALIS' outstanding shares of common stock.

         Prior to the PHE acquisition, the Company was primarily in the medical products business. Certain of the Company's products contained both hardware and software components. While the hardware components are classified more as a device, the completed medical equipment including software, include an IT component as the equipment analyzes information and reports diagnostic results to users. This IT software ran on device-oriented hardware regulated by the Federal Food and Drug Administration ("FDA") whereas the Company's new software will run on computer-oriented hardware that does not fall under FDA regulations.

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

BACKGROUND

         During fiscal 1997, the Company determined to expand its business to include health care information software products and services. The decision was based on the Company's desire to improve margins for its medical products, particularly its Life Sciences peripheral vascular diagnostic products, and to expand its product and service offerings in order to increase revenues and to return the Company to profitability. In this connection, the Company entered into a business collaboration agreement with HALIS, pursuant to which the Company and HALIS share sales prospects and the Company is to develop an integration database engine designed to monitor, capture and manage medical information at the point of care.

         HALIS, based in Atlanta, Georgia, supplies information technology and services focused on the healthcare industry. Utilizing advanced health care models and information technology, HALIS has developed the HALIS Healthcare Enterprise System ("HES"), a single system which integrates all of the major functions needed by clinics, hospitals, healthcare practices, payors, long-term care facilities, laboratories, pharmacies and home healthcare facilities.

         In addition to the agreement with HALIS, the Company entered into an agreement with Paul Harrison Enterprises, Inc., pursuant to which PHE's MERAD subsidiary would develop proprietary software technology to be used by the Company. At this time, Paul W. Harrison, Chairman of the Board, Chief Executive Officer and President of HALIS and Chief Executive Officer of PHE and Larry Fisher, a Director and Executive Vice President, Chief Administrative Officer and Secretary of HALIS, joined the Company's Board of Directors.

         In connection with these transactions, PHE, Mr. Fisher and two non-affiliated shareholders of HALIS exchanged 1,100,000 of their shares of HALIS common stock for 880,000 shares of the Company's Common Stock and PHE was granted an option to exchange an additional 400,000 shares of HALIS common stock for an additional 320,000 shares of HealthWatch Common Stock, the exchange ratio being based on the market value for each company's common stock at the time that the transaction was negotiated, and HALIS invested $125,000 in the Company in consideration for which HALIS acquired 83,334 shares of the Company's Common Stock. In furtherance of the business collaboration with HALIS, the PHE option was exercised by PHE and its assigns and PHE exchanged an additional 1,262,000 shares of HALIS common stock for 378,000 shares of HealthWatch Common Stock.

         Based on the foregoing and the Company's determination that the IT business offered significantly greater opportunities for the Company than did its existing medical products business, the Company's focus during fiscal 1998 was increasingly on the development of its IT business. In an effort to gain direct control over these efforts, the Company acquired PHE on October 1, 1998. As a result of the PHE acquisition, the Company obtained ownership of the MERAD technology and increased its ownership of HALIS common stock from approximately 5% to 18% of HALIS' outstanding shares of common stock. See Note 17 of Notes to Consolidated Financial Statements for information regarding the terms of the PHE acquisition.

         During fiscal 1999, the Company intends to continue to emphasize the IT business and expects to grow this business through a combination of licensing partners, selected strategic acquisitions and internal sales of its software and services. The Company also expects to continue to expand its collaborative efforts with HALIS and to increase its efforts to market the HALIS HES product to the Company's customer base. The Company also will explore the possibility of developing information systems utilizing the MERAD technology for other information-intensive industries such as financial services, insurance and real estate. In recognition of this change in the Company's business, the Company will ask its stockholders at the 1998 Annual Meeting of Stockholders to approve a change in the Company's name to MERAD Technologies Corporation.

MERAD/BUSINESS DEVELOPMENT STRATEGY

         MERAD is an Internet software application utility that stores, processes, and manages uniquely organized and indexed knowledge content (rather than lines of rigid programming code). The Company believes that MERAD's ability to efficiently replace applications (i.e. billing) program code with end-user knowledge content represents a significant competitive advantage for the Company. The MERAD technology can potentially handle the 83 standard industry classifications (SIC codes), by using its unique generic processing algorithms to handle a significant portion of the software code which is common to many information processing programs and by making rapid, low cost changes to complete the balance of the coding required to meet a particular company's or an industry's needs. The MERAD software utility utilizes an open systems approach by incorporating industry standard technology tools, and can be run on the Internet as well as on local networks or single computers. Utilizing the MERAD technology, the Company can standardize and regularly update software applications or industry specific information content. The Company expects to also offer complementary technology to capture and integrate digital information and provide IT services.

         The Company's plan is to initially focus on three or four of the major information intensive industries that have similar needs and SIC codes (e.g. healthcare, insurance, financial services, and real estate). The Company's first industry focus is healthcare. The healthcare industry is expected to spend over $20 billion annually on information technology over the next five years. The Company intends to cross-sell the new HALIS Healthcare Enterprise System into the Company's established base of over 1000 healthcare customers.

         The Company also intends to market information systems in other industries with its more generic Business Enterprise System (the "BES"). The BES can be sold to any industry with consulting made available for special needs, ranging from advising customers on how to customize content for their specific requirements, to providing technology expertise and customizations. The Company intends to use the Internet to distribute and support its IT products.

         The Company expects to selectively acquire other companies to help build critical mass and to obtain additional customer base and distribution in each focused industry, into which the Company can further cross-sell its software products. The acquired companies will primarily be service-based companies that need new or replacement software and information technology solutions, and companies such as system integrators, that can provide IT services to help implement additional systems requirements after software installation.

BUSINESS SEGMENTS

         During the three years ended June 30, 1998, HealthWatch's business consisted of one business segment: medical products. Revenues for the Company's medical products for the past three fiscal years are as follows:

                                            Year Ended June 30,
                            ----------------------------------------------------
                                 1998               1997                 1996
                                 ----               ----                 ----
Revenues:
 Medical Products
  Cardiology                $     62,157        $    521,858        $    564,993
  Peripheral Vascular            387,288             453,926             472,497
  IV                              35,418              94,080                  --
  Supplies & Technical
   Services                      898,472           1,019,461           1,003,974
                            ------------        ------------        ------------
     TOTAL                  $  1,383,335        $  2,089,325        $  2,041,464

         For the year ended June 30, 1998, the Company reported a decline in revenues of $459,701 for cardiology products, of $66,638 for peripheral vascular products, of $58,662 in IV products and of $120,989 in supplies and technical services. The reduction in 1998 in revenues for the Company's cardiology products are due to the sale, at the end of the third quarter of fiscal 1998, of Cambridge Medical Equipment, Ltd., in England, previously a wholly owned subsidiary, and to the Company's decision to discontinue offering the Cambridge line of medical products. The Company attributes the reduction in revenues for its peripheral vascular products primarily to the limited availability of its enhanced MVL product which became available for shipment at the end of the third fiscal quarter. The Company's ability to sell its IV products was adversely affected by the Company's lack of working capital which made it difficult for the Company to develop distribution channels for this product and by the consolidation in the healthcare industry which has increased the difficulty for a company, such as HealthWatch, to sell one IV product in markets which are being serviced by large entrenched healthcare companies which offer a full range of IV products.

         Foreign sales accounted for $266,456, $566,009 and $566,427 of the Company's medical product revenues during fiscal 1998, 1997 and 1996 respectively. The revenues from the international market are generated by distributor sales and, prior to its sale in the third quarter of fiscal 1998, Cambridge Medical Equipments LTD., located in England. Cambridge Medical Equipments LTD. accounted for revenues of $213,706, $456,397 and $381,739 for the three years ended June 30, 1998, 1997 and 1996, respectively. International product sales are primarily through distributors. For additional information regarding the Company's business segments see Note 13 of the Notes to the Consolidated Financial Statements.

MEDICAL PRODUCTS

         PERIPHERAL VASCULAR PRODUCTS. Vascular disease diagnosis and management has historically been done by vascular surgeons. With the aging of the U.S. population, a greater awareness of vascular disease in general, and better surgical and medical management options, more medical specialists are becoming involved in the diagnosis and treatment of vascular disease. The capability and sophistication of the equipment needed to diagnose peripheral vascular disease varies greatly from the needs of the primary-care physician who may only be attempting to determine whether or not a patient has symptoms of peripheral vascular disease to the needs of the vascular laboratory which may be trying to establish the exact location and severity of the disease.

         HealthWatch currently markets two products under the "Life Sciences" brand name. First, the Modular Vascular Lab (MVL), a computer-controlled instrument which, through the use of various plug-in modules, can perform a wide range of vascular diagnostic studies. During fiscal 1998, the Company re-designed the MVL so that it could be run with Microsoft Windows based software. The Company began shipping the re-designed version of the MVL during the third quarter of fiscal 1998.

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

         There is currently an installed base of over 350 MVL'S. The price for a basic system, consisting of the MVL base unit, PVR module and CWD/PPG module, is approximately $25,000.

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

         While the Company has reorganized to focus its business more on its information technology software business, it intends to maintain its more than 1,000 customer relationships that have purchased its PVR and MVL products. The PVR product has been replaced to a large extent by the MVL products, which requires upgrades, as well as service and supply contracts. The Company, therefore, intends to continue to accept orders for upgrades and to provide supplies and technical services to the Life Sciences customer base. In addition, the Company intends to sell product extensions such as integrated patient applications using the MVL data output that will enhance the MVL equipment already installed.

         IV PRODUCT. The PACER, the Company's only IV product, a controller, which was approved for marketing by the FDA in April 1994, was introduced and initial marketing efforts commenced in fiscal 1997. Due to the Company's lack of working capital and the difficulty it encountered in marketing a single IV product in a market increasingly dominated by large entrenched healthcare companies offering a complete line of IV products, often on a "bundled" basis whereby healthcare institutions contract for all of their IV products from one or a limited number of vendors, the Company discontinued its sales efforts with respect to the PACER during fiscal 1998.

         CARDIOLOGY PRODUCTS. HealthWatch's cardiology products included the Cambridge lines of ECG and cardiac stress test systems which included proprietary systems developed by Cambridge and systems manufactured by other companies. During fiscal 1998, the Company discontinued sales of its Cambridge ECG equipment and sold its wholly-owned subsidiary, Cambridge Medical Equipments, Ltd. The Company's decision to discontinue the Cambridge business was based on the determination that the market opportunity available to the Company did not justify the investment that would have been required for the Company to continue to offer this product line. In addition, the Company determined that its limited working capital made it difficult for management to oversee the Cambridge Medical Equipments, Ltd. operations which are located in England.

         SUPPLIES AND TECHNICAL SERVICES. In addition to the sale of medical instruments, HealthWatch sells disposable supplies, such as ECG recording paper and electrodes and electrasound gels and cuffs, to purchasers of its cardiology and peripheral vascular equipment and provides technical service/maintenance for such equipment. During fiscal 1998, 1997 and 1996 sales of supplies and revenues from service and maintenance activities accounted for approximately 65%, 49% and 49%, respectively, of HealthWatch's revenues from its medical products business segment.

SALES AND MARKETING

         The Company has a Vice President of Marketing and one field sales representative. The Company markets internationally through selected independent manufacturers' representatives and distributors who have appropriately trained staff capable of providing sales and service for the Company's products.

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

RESEARCH AND DEVELOPMENT

         During the years ended June 30, 1998, 1997 and 1996, the Company spent $231,169, $423,762 and $345,240 respectively, on research and development activities. During fiscal 1998, the Company incurred research and development expenses for design and software work related to its enhanced MVL product and to expand its product and service offerings to include the monitoring, capturing and management of medical information.

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

COMPETITION

         There are many companies that offer products and services which compete with the Company's current and planned products and services. Many of the Company's competitors have substantially greater financial and marketing resources than the Company.

         The information technology software industry is highly competitive and subject to continuing change in the manner in which products and services are marketed and vendors are selected by customers. The primary competitive factors are scope and quality of products and service and support capabilities.

         Competition for medical products generally is on the basis of product performance and cost. The Company's vascular products generally are priced in the mid-range of competing products with the Life Sciences fully configured MVL product priced at the high-end of the peripheral vascular market.

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

EMPLOYEES

         At September 30, 1998, the Company had 10 employees.

FACTORS AFFECTING FUTURE RESULTS

         In addition to the factors set forth elsewhere herein, investors should consider the following factors regarding HealthWatch:

         WORKING CAPITAL REQUIREMENT; NEED FOR ADDITIONAL FINANCING. The Company will require additional capital to finance its operations and planned growth. There can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to the Company. Any such future equity financing could be dilutive to the Company's shareholders. In its report accompanying the audited financial statements for the years ended June 30, 1998, and 1997, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.

         HALIS INVESTMENT. As part of HealthWatch's decision to expand its business to include medical products and services for monitoring, capturing and managing medical information, the Company entered into a joint venture and co-marketing arrangement with HALIS and has made a significant investment in HALIS through the acquisition of PHE and the exchange with certain HALIS shareholders of shares of the Company's common stock for a portion of their shares of HALIS common stock. As a result of these purchases, HealthWatch owns 8,077,010 shares of HALIS' common stock (approximately 18% of HALIS' outstanding shares of common stock) which had a market value of approximately $1,100,000 at October 14, 1998. During the fourth quarter of fiscal 1998, the Company recorded an unrealized loss of $1,824,605 in connection with its investment in HALIS common stock. While the Company's investment in HALIS was made for the long term in connection with the Company's decision to expand its product offerings to include healthcare information technology products, the Company decided that it should write down the HALIS investment as it concluded that the decline in the value of the HALIS shares could not be deemed to be "temporary." There can be no assurance that the Company's HALIS investment will not need to be written down further in the future.

         HALIS' common stock is traded on the OTC Bulletin Board, under the symbol "HLIS." The Company's ability to sell its shares of HALIS could be adversely affected by the limited trading volume for HALIS' stock and by the requirement that the Company sell its HALIS shares in accordance with Rule 144 promulgated by the Commission, since Paul W. Harrison, a member of the Company's Board of Directors, is also Chairman of the Board of Directors of HALIS. Rule 144 could limit the amount of HALIS' shares which HealthWatch could sell during any three-month period to approximately 440,000 shares. Further, there is no assurance that a public market for HALIS' securities will continue to be made or that the Company will be able to avail itself of a public trading market for the HALIS common stock in the future. Moreover, sales and potential sales of substantial amounts of HALIS' common stock in the public market could adversely effect the prevailing market prices for the HALIS common stock and impair the Company's ability to raise additional capital through the sale of the HALIS common stock. While the Company intends its investment in HALIS to be for the long-term, the Company will need to raise significant additional working capital to fund its operations and it may, therefore, be necessary for the Company to sell the HALIS shares to raise required working capital if the Company is unable to raise working capital from other sources.

         NEW BUSINESS VENTURES; UNPROVEN PRODUCTS. In October 1998, the Company acquired PHE. A major factor in the Company's decision to acquire PHE was the desire to own the MERAD software technology in order to further expand its business to include information technology software. This business represents significant new business venture for the Company, and the Company's ability to successfully develop this business is subject to all of the risks inherent in the establishment of a new business. The Company had not previously been engaged in the information technology business.

         ACQUISITIONS AND INTEGRATION. An important element of the Company's business strategy for fiscal 1999 is to expand through acquisitions. The Company's future success may be dependent upon its ability to finance acquisitions and effectively integrate acquired businesses with the Company's operations. Although the Company believes that it will be able to affect such integration, there can be no assurance that the Company will be able to affect any such acquisitions, or that such acquisitions will be successfully integrated or that they will otherwise be successful.

         DEPENDENCE ON NEW OR IMPROVED PRODUCTS; TECHNOLOGICAL CHANGES. In general, the information technology and medical products industries are subject to rapid and significant technological changes and frequent introduction of new competitive products. To respond to these expected changes and to improve or sustain the marketability of its products, the Company will be required to commit substantial investments in product improvement and development in order to periodically enhance its existing products and successfully introduce new products. There can be no assurance that the Company will either have the resources required to make such investments or, assuming it has the required resources, be able to respond adequately to changes in technology or changes in the markets for its products. The development of new products or technologies by other firms could have a material adverse effect on the Company's business. In addition, to the extent that the Company seeks to develop new products, there can be no assurance that such products will be successfully developed or, if developed, that such products will be successfully introduced to the marketplace.

         LENGTH OF SALES CYCLE; LIMITED SALES AND MARKETING EXPERIENCE. The decision to purchase enterprise information software is often an enterprise-wide decision and may require the Company to engage in a lengthy evaluation/purchase-sales cycle. The sales cycle can range from three to nine months or more. The sales cycle may also be subject to a prospective customer's budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. If a larger order is delayed or lost to a competitor, the Company's revenues for that quarter could be materially diminished.

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

         DEPENDENCE ON MANAGEMENT AND KEY PERSONNEL. The Company's success depends to a large degree upon the personal efforts and ability of its Chief Executive Officer, Paul W. Harrison. The loss of the services of Mr. Harrison would have a materially adverse effect on the Company. The Company does not maintain key man life insurance on any of its executives.

         The Company's future operating results also depend in significant part upon its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. The Company has at times experienced difficulty recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results and financial condition.

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

         In the event that the Company's Common Stock is delisted from the Nasdaq SmallCap Market and the Company fails other relevant criteria, trading of the Common Stock would be subject to the full range of the Penny Stock Rules. HALIS' common stock is currently traded on the OTC Bulletin Board and is subject to the Penny Stock Rules. Under these rules, broker-dealers must take certain steps prior to selling a "penny stock," which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and
(iii) providing the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Accordingly, delisting from the Nasdaq SmallCap Market and the application of the comprehensive Penny Stock Rules may make it more difficult for broker-dealers to sell the Company's Common Stock and purchasers of the shares of Common Stock may have difficulty in selling their shares in the future in the secondary trading market.

BUSINESS OF HALIS

         HALIS is a supplier of information technology and services, focusing on the healthcare industry. Utilizing advanced healthcare models and information technology, including the MERAD technologies, HALIS has developed the HALIS Healthcare Enterprise System ("HES"), a single system for the healthcare industry. This Healthcare Enterprise System integrates all of the major functions needed by clinics, hospitals, practices, payers, long-term care facilities, laboratories, pharmacies and home healthcare facilities, the eight major markets into which HALIS competes. HALIS is currently building out the specific features required by each of these eight markets. Subsets of or all of the Healthcare Enterprise System can be used by each of these markets and can be combined to provide a complete solution for Integrated Healthcare Delivery Networks. These Networks are being formed by hospitals, clinics, payers, practice management companies, individual practices, and other entities which are involved in the delivery and management of healthcare services. HALIS' systems business is targeted to healthcare industry participants such as physician practices, HMO's, home healthcare providers and hospitals. HALIS expects to capitalize on the healthcare industry's demand for more software variety, updates, convenience, lower pricing, and better support services.

         The Company has entered into a business collaboration agreement with HALIS pursuant to which the Company is able to market the HALIS HES product to the Company's customer base. From time to time, the Company has obtained the services of HALIS to assist it in developing the Company's healthcare information technology business. The Company and HALIS have entered into a letter of intent pursuant to which they have indicated their intent to merge the two companies. As of the date of this report, it is uncertain whether or not the merger will occur. However, the Company expects to work closely with HALIS in connection with the development of the Company's healthcare IT business. The HALIS HES product was developed utilizing the MERAD technology which was acquired by the Company in connection with the acquisition of PHE. Sales by HALIS which are based on the MERAD technology are subject to license fees payable to the Company equal to 10% of HALIS' revenues for such sales.

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

HEALTHWATCH KEY EMPLOYEES; DIRECTORS

         The directors and executive officers of HealthWatch are as follows:

                               Director
                 Name           Since      Age      Positions With The Company
                 ----           -----      ---      --------------------------

         Paul W. Harrison        1997       43     Chief Executive Officer and
                                                   Director

         George T. Mier           --        48     Vice President of Marketing

         Annette D. Agner         --        41     Treasurer/Controller

         Richard T. Case         1997       47     Director

         Larry Fisher            1997       53     Consultant and Director

         Sanford L. Schwartz     1983       46     Director

         Paul W. Harrison has extensive experience in the United States and internationally managing information technology companies. He has been the Chairman & CEO of HALIS, Inc. since November 1996, and a significant owner in PHE, a privately-held information technology management company. Mr. Harrison was the President and Managing Member of AUBIS, LLC from February 1995 to December 1997, which owned two information system companies that were merged into HALIS in November 1996. Mr. Harrison was an executive with and advisor to HBO & Company, a leading healthcare information systems company, from June 1993 until December 1994. Prior to HBOC, Mr. Harrison was the CEO of BIVEN, Inc. from April 1991 to June 1993, which sold software and other technology-related assets to HBOC in June 1993.

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

         Larry Fisher has served as Executive Vice President of HALIS, Inc. since June 1997. Mr. Fisher was the founder of Fisher Business Systems, Inc. ("Fisher"), the predecessor of HALIS, and served as a director since its organization in 1979. Mr. Fisher subsequently served as President, Chief Executive Officer and Treasurer of Fisher from 1979 to 1992, and as Chairman of the Board, from December 1992 to November 1996. He led the development of the first generation of Fisher's products for the hospitality marketplace and is a recognized leader in the industry. Under his management, Fisher developed the first integrated point-of-sale and back office system for the food service industry. He also directed Fisher's efforts in the development of its second generation touch screen system. Prior to 1979, Mr. Fisher was employed by IBM for 11 years in several executive sales and marketing positions. In his last such position, Mr. Fisher was responsible for creating, implementing and monitoring national marketing programs for the retail and hospitality industries.

         Sanford L. Schwartz has been a consultant with Creative Business Strategies, Inc., a business/development consulting firm, since July 1992. He served as Chief Executive Officer of the Company from June 1983 to September 1993. Mr. Schwartz is a director of Renaissance Entertainment Corporation.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of HealthWatch and HALIS for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. HealthWatch plans and objectives are based on the assumption that their respective businesses will be successful, that competitive conditions within the healthcare industry will not change materially or adversely and that there will be no material adverse change in either company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HealthWatch or HALIS. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.

ITEM 2.  PROPERTIES.

         The Company's principal offices are located in 10,360 square feet of space in Vista California, leased on a month to month term for $6,861 per month.

ITEM 3.  LEGAL PROCEEDINGS.

         See Note 8 of Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The number of record holders of the Company's Common Stock on September 30, 1998 was 789. The high and low sale prices as reported on the Nasdaq Small Cap Market are shown in the table below (adjusted to reflect the one-for-five reverse stock split effective February 1998). These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions.

                  QUARTER ENDED              HIGH            LOW
                  -------------              ----            ---

                  1996
                  ----
                  March 31                 $19.6875       $10.9375
                  June 30                     20.94          10.00
                  September 30                22.50        15.9375
                  December 31                 17.50           8.75

                  1997
                  ----
                  March 31                 16.09375        10.3125
                  June 30                  15.15625       5.078125
                  September 30              6.09375        1.71875

                  December 31                 4.844           1.25

                  1998
                  ----
                  March 31                    2.655          0.938
                  June 30                      1.25          0.625
                  September 30                1.625          0.625

         The Company has never paid a cash dividend on its Common Stock. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition. The Company's 6% Series A Preferred Stock and Series P Preferred Stock restrict the Company's ability to pay dividends on the Common Stock until all dividends on the Preferred Stock has been paid.

         During June 1998, the Company sold to a limited number of private investors pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder, 1,145,000 shares of its 6% Series A Preferred Stock, stated value $1.00 per share. The Preferred Stock is convertible into Common Stock of the Company at the lesser of $.52 per share or 70% of the price of the Company's Common Stock at the time of conversion. Alexander Wescott & Co., Inc. served as placement agent for the offering and was paid expenses and commissions of $151,850 and was granted a warrant representing the right to acquire 1,145,000 shares of the Company's Common Stock at a purchase price of $1.20 per share for placing the Preferred Stock. The shares of Common Stock issuable upon conversion of the Preferred Stock are to be registered under the Securities Act of 1933 by the end of calendar 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         During fiscal 1997, the Company determined to expand its business to include healthcare information software products and services. The decision was based on the Company's desire to improve margins for its medical products, particularly its Life Sciences peripheral vascular diagnostic products, and to expand its product and service offerings in order to increase revenues and to return the Company to profitability. To implement this change, the Company entered into various agreements during fiscal 1998 with HALIS, Inc., a healthcare information technology company, and Paul Harrison Enterprises, Inc., an affiliate of HALIS and the owner of certain software development technology known as MERAD.

         During fiscal 1998, the Company began efforts to develop proprietary technology utilizing MERAD and to market HALIS' healthcare enterprise system to the Company's customers. In addition, the Company sold its Cambridge Medical Equipments, Ltd. subsidiary located in England, terminated sales of its Cambridge product line and initiated efforts to sell the PACER, its new IV product. The decision to terminate the Cambridge business was made in fiscal 1997, based on declining sales of these products and the Company's conclusion that the prospects for this product line did not justify the additional investment that would be required to maintain this product line. The decision to seek a buyer for the PACER product followed efforts begun in late fiscal 1997 to establish distribution channels for this product. While these efforts were initially favorable, the Company did not have the resources required to sustain the sales and marketing effort needed to market this product in a market dominated by large international companies with a wide range of IV equipment and disposable products.

         Based on the foregoing developments and the Company's determination that the software information technology (IT) business offered significantly greater opportunities for the Company than did its existing medical products business, the Company's focus during fiscal 1998 was increasingly on the development of its IT business. In an effort to gain direct control over its efforts to develop the IT business, the Company acquired PHE on October 1, 1998. As a result of the PHE acquisition, the Company obtained ownership of the MERAD technology and increased its ownership of HALIS common stock from approximately 5% to 18% of HALIS' outstanding shares of common stock.

         During fiscal 1999, the Company intends to continue to emphasize the IT business and expects to grow this business through a combination of licensing partners, selected strategic acquisitions and internal sales of its software and services. In this connection, the Company expects to continue to expand its collaborative efforts with HALIS and to expand its efforts to market the HALIS healthcare enterprise system to the Company's customer base. The Company also intends to explore the possibility of developing information systems utilizing the MERAD technology for other information intensive industries such as financial services, insurance and real estate.

         The Company has incurred significant operating losses during the past several years and at June 30, 1998 had a retained earnings deficit of $18,237,396. The Company will require additional debt or equity capital to sustain operations and to continue its business development efforts. The report of the Company's independent public accountants for the years ended June 30, 1998 and 1997, contained a paragraph noting substantial doubt regarding the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

         1998 COMPARED TO 1997. The following table compares the results of operations for fiscal 1998 and fiscal 1997 to present a comparative basis for the analysis of the differences in operating results for those periods.

                                               ---------------------------           1998 vs 1997
                                                   1998            1997           Increase (Decrease)
                                               ---------------------------      ----------------------
Product sales                                  $ 1,383,335     $ 2,089,325      $ (705,990)     (33.8%)
Product cost of sales                            1,359,028       1,839,475        (480,447)     (26.1)
                                               -----------     -----------
  Gross profit                                      24,307         249,850        (225,543)     (90.3)

Selling, general & administrative                1,602,581       1,657,018         (54,437)      (3.3)
Research & development                             231,169         423,762        (192,593)     (45.5)
Depreciation & amortization                        276,332         286,831         (10,499)      (3.7)
                                               -----------     -----------
  Total operating costs & expenses               2,110,082       2,367,611        (257,529)     (10.9)
                                               -----------     -----------
  Loss from continuing operations               (2,085,775)     (2,117,761)        (31,986)      (1.5)
Other income (expenses):
  Unrealized loss on marketplace securities     (1,824,605)             --       1,824,605         NA
  Loss from disposition of subsidiary             (102,885)             --         102,885         NA
  Interest expense                                 (68,219)        (64,081)          4,138       (6.5)
  Miscellaneous                                     (2,990)         (7,418)         (4,428)     (59.7)
                                               -----------     -----------
    Total other income (expenses)               (1,998,699)        (71,499)      1,927,200    2,695.4
                                               -----------     -----------
 Net Loss                                      $(4,084,474)    $(2,189,260)    $ 1,895,214       86.6%
                                               ===========     ===========

         Revenues for the 1998 period decreased 33.8% compared to the similar period in 1997. The decreased revenues were primarily due to a lower level of sales of the Company's MVL system pending the upgrade of this product which was completed in the third quarter of fiscal 1998, the sale of Cambridge Medical Equipments, Ltd., the discontinuance of the Cambridge product line and the inability of the Company to establish a market for its new IV product. In addition, the Company's sales and marketing efforts have been limited due to its lack of adequate working capital.

         Costs of products sold were 26.1% lower in 1998 due primarily to decreased equipment sales. The gross margin was 1.8% in 1998 compared to 12% for 1997. The lower gross margins in 1998 were due primarily to increased costs of parts and materials and lower initial selling prices in connection with the introduction of the upgraded MVL product and to the generally lower revenues.

         Selling, general and administrative expenses as a percent of sales were 115.8% for the 1998 period compared to 79.3% for 1997. The increase in the 1998 period was due primarily to lower revenues. Research and development expenses decreased 45.5% in 1998 due primarily to reduction in the development cost for the Company's PACER product and related tooling.

         In the fourth quarter of fiscal 1998, the Company recorded a charge of $1,824,605 to recognize the unrealized loss on the HALIS common stock. While the HALIS investment was made as part of the creation of a long-term business relationship with HALIS and not for resale, the Company determined that it should record the unrealized loss on this asset since the reduction in the market price for the HALIS common stock could not be deemed to be temporary. The Company recorded a loss of $102,885 in connection with the sale of its Cambridge Medical Equipments, Ltd. subsidiary. Interest expense increased 6.5% in 1998.

         1997 COMPARED TO 1996. The following table compares the results of operations for fiscal 1997 and fiscal 1996 to present a comparative basis for the analysis of the differences in operating results for those periods.

                                      ---------------------------           1997 vs 1996
                                          1997              1996         Increase (Decrease)
                                      ---------------------------      ----------------------
Product sales                         $ 2,089,325       2,041,464        47,861          2.3%
Product cost of sales                   1,839,475       1,603,454       236,021         14.7
                                      -----------     -----------
  Gross profit                            249,850         438,010      (188,160)       (43.0)

Selling, general & administrative       1,657,018       1,685,445       (28,427)        (1.7)
Research & development                    423,762         345,240        78,522         22.7
Depreciation & amortization               286,831         325,872       (39,041)       (12.0)
                                      -----------     -----------
  Total operating costs & expenses      2,367,611       2,356,557        11,054          0.5
                                      -----------     -----------
  Loss from continuing operations      (2,117,761)     (1,918,547)      199,214         10.4
Other income (expenses):
  Interest income                               0           8,030        (8,030)         N/A
  Interest expense                        (64,081)        (66,196)       (2,115)        (3.2)
  Miscellaneous                            (7,418)              0         7,418          N/A
                                      -----------     -----------
     Total other income (expenses)        (71,499)        (58,166)       13,333         22.9

  Extraordinary item                            0           7,974        (7,974)         N/A
                                      -----------     -----------
  Net (loss)                          ($2,189,260)    ($1,968,739)      220,521         11.2
                                      ===========     ===========

         Revenues for the 1997 period increased 2.3% compared to the similar period in 1996. The increased revenues were primarily due to sales of the Company's first IV product, the PACER. The Company believes that sales of its Life Sciences and Cambridge products were lower in the 1997 period as a result of the Company's lack of adequate working capital which has adversely affected its level of sales as the Company has not been able to support both the development of its new IV product and selling efforts and enhancements to its existing products. In addition, the Company believes that uncertainty in the medical community regarding the reimbursement effects of health-care reforms; consolidations of hospital and other health-care institutions resulting in fewer customers for the Company's diagnostic products and delays in making purchase commitments by institutions engaged in merger or consolidation discussions; and competitive pressure on product prices also contribute to depressed sales.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had $1,038,705 of cash and accounts receivable. Due to the Company's operating losses, it has been required to raise additional debt and equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. During fiscal 1998, the Company raised $1,856,448 of additional working capital through the issuance of its securities. The Company's 10% Convertible Secured Debentures in the principal amount of $580,000 were past due as of June 30, 1998. The Company believes it needs to raise approximately $1,000,000 of additional working capital to sustain operations during the next twelve months and to pay the Debentures.

         In the event that the Company is unable to raise additional capital, it may be required to sell shares of the HALIS common stock. The HALIS common stock is traded in the over-the-counter market on the OTC Bulletin Board. The Company's ability to sell its HALIS shares could be adversely affected by the limited trading volume for HALIS' stock and the requirement that the Company sell its HALIS shares in accordance with Rule 144 promulgated by the Commission which could limit the number of HALIS shares which could be sold in any three-month period to approximately 440,000 shares. There can be no assurance as to the price the Company could receive for the HALIS common stock if it were required to sell the stock to raise additional working capital.

YEAR 2000 COMPLIANCE

         The Company is implementing its Year 2000 compliance plan on two paths. First, the Company is now offering IT solutions and software that is already Year 2000 compliant. The MERAD software it acquired as part of the PHE merger is Year 2000 compliant by design. Second, the Company will be converting its internal information systems to the new MERAD business software program, or to validated Year 2000 compliant business applications over the next nine months, with a target date of no later than FYE - June 30, 1999.

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


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Incorporated herein by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION.

         Incorporated herein by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)      Listing of Exhibits:

            3.1   Articles of Incorporation, as amended, of the Company (1).
            3.2   Bylaws, as amended, of the Company (2).
            4.1   Specimen form of the Company's Common Stock certificate (2).

            4.2   HealthWatch, Inc. Stock Option Plan of 1989 (3).
            4.3   Form of Incentive Stock Option Agreement (3).
            4.4   Form of Nonstatutory Stock Option Agreement (3).
            4.5   HealthWatch, Inc. Stock Option Plan of 1993 (4).
            4.6   HealthWatch, Inc. Stock Option Plan of 1995 (5).
            4.7   HealthWatch, Inc. 1995 Stock Grant and Salary Deferral Plan
                  (5).
            4.8   Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the
                  Company's 10% convertible senior debentures due 1997
                  (including as an appendix thereto the form of the debenture certificate) (6).
            4.9   Subscription and Purchase Agreement between HealthWatch, Inc.
                  and HALIS, Inc.(7).
            4.10  Certificate of the Designation, Preferences, Rights and
                  Limitations of the 6% Series A Convertible Preferred Stock of
                  HealthWatch, Inc. -- filed herewith.
            4.11  Certificate of the Designation, Preferences, Rights and
                  Limitations of the Series P Preferred Stock of HealthWatch,
                  Inc. -- filed herewith.
           10.1   License Agreement dated February 27, 1992, as amended
                  September 13, 1993, between Howard R. Everhart and Metamed,
                  Inc. (6).
           10.2   Second Amendment to License Agreement dated May 9, 1995
                  between Howard R. Everhart and HealthWatch Technologies, Inc.
                  (7).
           10.3   Business Collaboration Agreement dated as of October 10, 1997 between the Company and HALIS, Inc. (8).
           10.4   License and Software Development Agreement dated as of October
                  10, 1997 between the Company and MERAD Corporation (8).
           10.5   Consulting Agreement dated as of October 10, 1997 among the
                  Company, Paul Harrison Enterprises, Inc. and Paul Harrison
                  (8).
           10.6   Consulting Agreement dated as of October 10, 1997 between the
                  Company and Larry Fisher (8).
           10.7   Agreement and Plan of Merger dated as of September 30, 1998 among HealthWatch, Inc., MERAD Software, Inc. and Paul
                  Harrison Enterprises, Inc. (9).
           10.8   Letter of Intent between HealthWatch, Inc. and HALIS, Inc.
                  dated July 14, 1998 -- filed herewith.
           21     Subsidiaries of the Company at June 30, 1998 (6).
           23.1   Consent of Silverman Olson Thorvilson & Kaufmann, Ltd. --
                  filed herewith.
           27.1   Financial Data Schedule - filed herewith.

----------------------

(1) Incorporated herein by reference to the Company's Annual Report, Form 10-K, for the year ended June 30, 1990 (File No. 0-11476).
(2) Incorporated herein by reference to Registration Statement, Form S-18 (File No. 2-85688D).
(3) Incorporated herein by reference to Registration Statement, Form S-2 (File No. 33-42831).
(4) Incorporated herein by reference to the Company's Annual Report, Form 10-KSB, for the year ended June 30, 1994 (File No. 0-11476).
(5) Incorporated herein by reference to the Company's Annual Report, Form 10-KSB, for the year ended June 30, 1996 (File No. 0-11476).
(6) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 33-73462).
(7) Incorporated herein by reference to the Company's Annual Report, Form 10-KSB, for the year ended June 30, 1997 (File No. 0-11476).
(8) Incorporated herein by reference to the Company's Quarterly Report, Form 10-QSB, for the quarter ended December 31, 1997.
(9) Incorporated herein by reference to the Company's Current Report, Form 8-K, dated October 1, 1998.

(b) During the quarter ended June 30, 1998, Registrant did not file a report on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HEALTHWATCH, INC.

Date: October 13, 1998             By /s/ Paul W. Harrison
                                      ------------------------------------------
                                      Paul W. Harrison (Chief Executive Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul W. Harrison                                        October 13, 1998
------------------------------------------------------
Paul W. Harrison, (Chief Executive Officer)
(Principal Executive Officer)


/s/ Annette D. Agner                                        October 13, 1998
------------------------------------------------------
Annette D. Agner
Controller (Principal Financial and Accounting Officer)


/s/ Richard T. Case                                         October 13, 1998
------------------------------------------------------
Richard T. Case
(Director)


/s/ Larry Fisher                                            October 13, 1998
------------------------------------------------------
Larry Fisher
(Director)


/s/ Sanford L. Schwartz                                     October 13, 1998
------------------------------------------------------
Sanford L. Schwartz
(Director)

                                HEALTHWATCH, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997




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


Notes to Consolidated Financial Statements                            F-8 - F-26

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
HealthWatch, Inc.
Vista, California


We have audited the accompanying consolidated balance sheet of HealthWatch, Inc. and its subsidiaries, as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthWatch, Inc. and its subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses, negative working capital and negative cash flow from operations raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 1998 and 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SILVERMAN OLSON THORVILSON & KAUFMANN LTD
CERTIFIED PUBLIC ACCOUNTANTS
Minneapolis, Minnesota

August 14, 1998, except for Notes 10 and 17 which are dated September 30, 1998

                                HEALTHWATCH, INC.

                           CONSOLIDATED BALANCE SHEET

                             JUNE 30, 1998 AND 1997

                                                                   1998             1997
         ASSETS                                                ------------     ------------
Current assets:
    Cash                                                       $    854,290     $     44,634
    Accounts receivable, net of allowance for doubtful
       accounts of $20,584 and $21,125, respectively                184,415          289,817
    Inventory (Note 4)                                              372,273          676,467
    Other current assets                                             23,713           46,827
                                                               ------------     ------------
               Total current assets                               1,434,691        1,057,745

Marketable equity securities - related party (Note 3)               318,708               --
Property and equipment, net (Note 5)                                 30,794           64,329
Intangible assets, net (Note 6)                                     675,552          922,392
Other assets                                                          9,251           44,283
                                                               ------------     ------------
               Total assets                                    $  2,468,996     $  2,088,749
                                                               ============     ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $    315,767     $    266,932
    Accrued compensation and payroll taxes                          281,860          229,685
    Other accrued liabilities - related parties                     202,892           44,318
    Other accrued liabilities - unrelated parties                   357,495          275,248
    Deferred revenue                                                 36,964           65,255
    Current portion of debentures payable -
       related parties (Note 7)                                      15,000           30,000
    Current portion of debentures payable -
       unrelated parties (Note 7)                                   565,000          550,000
                                                               ------------     ------------
               Total current liabilities                          1,774,978        1,461,438
                                                               ------------     ------------

Contingencies and commitments (Note 8)                                   --               --

Shareholders' equity (Notes 9 and 10):
    Cumulative preferred stock, $.01 par value; 5,000,000
       shares authorized, 1,145,000 and 0 shares issued and
       outstanding, respectively (Notes 9 and 10)                    11,450               --
    Common stock, $.01 par value; 50,000,000 shares
       authorized, 2,420,721 and 702,018 issued and
       outstanding, respectively (Note 10)                           24,207            7,020
    Additional paid-in capital                                   18,895,757       14,823,100
    Accumulated deficit                                         (18,237,396)     (14,152,922)
    Equity adjustment from foreign currency translation                  --          (49,887)
                                                               ------------     ------------

               Total shareholders' equity                           694,018          627,311
                                                               ------------     ------------

               Total liabilities and shareholders' equity      $  2,468,996     $  2,088,749
                                                               ============     ============


                 See accompanying notes to financial statements.

                                HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                                           1998           1997
                                                                       -----------     -----------
Product sales                                                          $ 1,383,335     $ 2,089,325
Product cost of sales                                                    1,359,028       1,839,475
                                                                       -----------     -----------

         Gross profit                                                       24,307         249,850

Operating expenses:
    Selling, general and administrative - related parties                  261,906         108,303
    Selling, general and administrative - unrelated parties              1,340,675       1,548,715
    Depreciation and amortization                                          276,332         286,831
    Research and development                                               231,169         423,762
                                                                       -----------     -----------

         Total operating expenses                                        2,110,082       2,367,611
                                                                       -----------     -----------

               Loss from operations                                     (2,085,775)     (2,117,761)

Other income (expense):
    Unrealized loss on marketable equity securities - related party
       (Note 3)                                                         (1,824,605)             --
    Loss from disposition of subsidiary (Note 14)                         (102,885)             --
    Interest expense - unrelated parties                                   (65,560)        (58,856)
    Interest expense - related parties                                      (2,659)         (5,225)
    Loss on disposal of equipment                                           (4,043)         (7,576)
    Miscellaneous                                                            1,053             158
                                                                       -----------     -----------

         Total other income (expense)                                   (1,998,699)        (71,499)
                                                                       -----------     -----------

               Net loss                                                $(4,084,474)    $(2,189,260)
                                                                       ===========     ===========

Basic and diluted net loss per share                                   $     (2.45)    $     (4.49)
                                                                       ===========     ===========

Weighted average number of shares outstanding                            1,669,325         488,114
                                                                       ===========     ===========


                 See accompanying notes to financial statements.

                                HEALTHWATCH, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                          PREFERRED STOCK (NOTE 9)      COMMON STOCK (NOTE 10)    ADDITIONAL
                                                          ------------------------      -----------------------    PAID-IN
                                                            SHARES       AMOUNT           SHARES     AMOUNT        CAPITAL
                                                          ---------   ------------      ---------  ------------  ------------
Balance at June 30, 1996                                    200,000   $      2,000        324,916  $      3,249  $ 13,080,819

Series B preferred stock issued in private offering
   (Note 9)                                                 500,000      1,109,496             --            --            --
Common stock issued for conversion of Series B
   preferred stock (Note 9)                                (500,000)    (1,109,496)       300,000         3,000     1,106,496
Common stock issued for conversion of Series A
   preferred stock                                         (200,000)        (2,000)        31,438           314         1,686
Common stock issued for services                                 --             --         16,770           168       279,001
Common stock options exercised                                   --             --         11,648           116       122,184
Common stock warrants exercised                                  --             --         16,086           161       221,326
Common stock bonuses                                             --             --          1,160            12        11,588
Equity adjustment from foreign currency translation              --             --             --            --            --

         Net loss                                                --             --             --            --            --
                                                          ---------   ------------      ---------  ------------  ------------

Balance at June 30, 1997                                         --   $         --        702,018  $      7,020  $ 14,823,100

Series A preferred stock issued in private offering
   (Note 9)                                               1,145,000         11,450             --            --       981,700
Series H preferred stock issued in private offering
   (Note 9)                                                  20,834            208             --            --       120,594
Common stock issued for conversion of Series H
   preferred stock (Note 9)                                 (20,834)          (208)        83,334           833          (625)
Common stock issued in exchange for marketable
   equity securities (Note 3 and 10)                             --             --      1,089,600        10,896     2,113,167
Common stock issued in private offerings (Note 10)               --             --        441,866         4,419       657,631
Common stock issued for services                                 --             --         29,848           298        82,865
Common stock options exercised                                   --             --         15,600           156        46,944
Common stock warrants exercised                                  --             --         41,355           414        32,932
Common stock bonuses                                             --             --         17,100           171        37,449
Equity adjustment from foreign currency translation -
   sale of subsidiary                                            --             --             --            --            --

         Net loss                                                --             --             --            --            --
                                                          ---------   ------------      ---------  ------------  ------------

Balance at June 30, 1998                                  1,145,000   $     11,450      2,420,721  $     24,207  $ 18,895,757
                                                          =========   ============      =========  ============  ============

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                                                            TOTAL
                                                           ACCUMULATED      EQUITY      SHAREHOLDERS'
                                                             DEFICIT      ADJUSTMENT       EQUITY
                                                          ------------   ------------   ------------
Balance at June 30, 1996                                  $(11,963,662)  $    (38,559)  $  1,083,847

Series B preferred stock issued in private offering
   (Note 9)                                                         --             --      1,109,496
Common stock issued for conversion of Series B
   preferred stock (Note 9)                                         --             --             --
Common stock issued for conversion of Series A
   preferred stock                                                  --             --             --
Common stock issued for services                                    --             --        279,169
Common stock options exercised                                      --             --        122,300
Common stock warrants exercised                                     --             --        221,487
Common stock bonuses                                                --             --         11,600
Equity adjustment from foreign currency translation                 --        (11,328)       (11,328)

         Net loss                                           (2,189,260)            --     (2,189,260)
                                                          ------------   ------------   ------------

Balance at June 30, 1997                                  $(14,152,922)  $    (49,887)  $    627,311

Series A preferred stock issued in private offering
   (Note 9)                                                         --             --        993,150
Series H preferred stock issued in private offering
   (Note 9)                                                         --             --        120,802
Common stock issued for conversion of Series H
   preferred stock (Note 9)                                         --             --             --
Common stock issued in exchange for marketable
   equity securities (Note 3 and 10)                                --             --      2,124,063
Common stock issued in private offerings (Note 10)                  --             --        662,050
Common stock issued for services                                    --             --         83,163
Common stock options exercised                                      --             --         47,100
Common stock warrants exercised                                     --             --         33,346
Common stock bonuses                                                --             --         37,620
Equity adjustment from foreign currency translation -
   sale of subsidiary                                               --         49,887         49,887

         Net loss                                           (4,084,474)            --     (4,084,474)
                                                          ------------   ------------   ------------

Balance at June 30, 1998                                  $(18,237,396)            --   $    694,018
                                                          ============   ============   ============

                 See accompanying notes to financial statements.

                                HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                                     1998            1997
                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(4,084,474)    $(2,189,260)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
               Depreciation and amortization                          276,332         286,831
               Common stock issued for payment of expenses            120,783         290,769
               Loss on disposal of equipment                            4,043           7,576
               Unrealized loss on marketable equity securities      1,824,605              --
               Loss from disposition of subsidiary                    102,885              --
         (Increase) decrease in assets:
               Accounts receivable                                     52,009         (60,274)
               Inventory                                              240,909         142,468
               Other current assets                                    (5,820)        (19,693)
               Other assets                                            35,032          73,688
         Increase (decrease) in liabilities:
               Accounts payable                                        63,093          51,128
               Accrued liabilities - related parties                  158,574          10,164
               Accrued liabilities - unrelated parties                226,766         (28,612)
               Deferred revenue                                       (28,291)       (105,947)
                                                                  -----------     -----------

               Net cash used in operating activities               (1,013,554)     (1,541,162)
                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                     --         (40,910)
    Proceeds from sale of equipment                                        --           1,100
    Cash forfeited in sale of subsidiary                              (12,008)             --
                                                                  -----------     -----------

               Net cash used in investing activities                  (12,008)        (39,810)
                                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of preferred stock                   1,113,952       1,109,496
    Net proceeds from issuance of common stock                        742,496         343,787
    Issuance costs paid in common stock swap (Note 10)                (19,250)        (19,250)
    Proceeds from subscriptions receivable                                 --         104,568
                                                                  -----------     -----------

               Net cash provided by financing activities            1,837,198       1,557,851
                                                                  -----------     -----------

Effect of exchange rate changes on cash                                (1,980)        (11,328)
                                                                  -----------     -----------

Increase (decrease) in cash                                           809,656         (34,449)

Cash - beginning of year                                               44,634          79,083
                                                                  -----------     -----------

Cash - end of year                                                $   854,290     $    44,634
                                                                  ===========     ===========


                 See accompanying notes to financial statements.

                                HEALTHWATCH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONTINUED)

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                          1998          1997
                                                      -----------   -----------

         Cash paid during the year for interest       $     2,770   $    64,986
                                                      ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended June 30, 1998:

     The Company issued 29,848 shares of common stock valued at $83,163 in exchange for services.

     The Company issued 17,100 shares of common stock valued at $37,620 for employee bonuses.

     The Company issued 1,089,600 shares of common stock in exchange for 1,362,000 shares of issued and outstanding Halis, Inc. common stock (Notes 3, 10 and 11).

     The Company converted 20,834 shares of Series H preferred stock valued at $120,802 to 83,334 shares of common stock (Note 9)

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


                 See accompanying notes to financial statements.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Organization:

            HealthWatch, Inc. (HealthWatch or the Company) manufactures and distributes noninvasive vascular diagnostic medical instruments to hospitals and medical clinics worldwide with the majority of sales occurring in the United States and Great Britain. In addition, the Company has developed a proprietary device used to monitor and control intravenous ("IV") drug infusion. The Company began selling this device during fiscal year 1997 to hospitals and medical clinics throughout the United States. The Company grants credit to its customers in the normal course of business.

         Principles of Consolidation:

            The consolidated financial statements include the accounts of HealthWatch and HealthWatch Technologies, Inc., a wholly-owned subsidiary of the Company, and its wholly-owned subsidiary Life Sciences, Inc. In March 1998, all issued and outstanding shares of common stock in Cambridge Medical Equipments Limited, a wholly-owned subsidiary of HealthWatch Technologies, Inc., were sold (Note 14). Prior to that sale, the consolidated financial statements also included Cambridge Medical Equipments Limited.

            All significant intercompany accounts and transactions have been eliminated.

         Marketable Equity Securities:

            The Company has adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that investments in securities be classified in one of three categories: trading, available-for-sale or held-to-maturity. The Company currently classifies all investment securities as available-for-sale. Under SFAS 115 securities accounted for as available-for-sale includes bonds, notes, common stock and non-redeemable preferred stock not classified as trading or held-to-maturity. Securities available-for-sale are reported at fair value, adjusted for other-than-temporary declines in value. Unrealized holding gains and temporary losses, net of tax, on securities classified as available-for-sale are reported as a net amount in a separate component of stockholders equity until realized. Realized gains and losses on the sale of securities classified as available-for-sale and unrealized declines in value of securities classified as available for sale which are deemed to be other than temporary are determined using the specific-identification method and are reflected as a separate component in the consolidated statement of operations.

         Inventory:

            Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997



NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Property and Equipment and Intangible Assets:

            Property and equipment and intangible assets are stated at cost. Depreciation and amortization are computed using straight-line methods and is expensed based upon the estimated useful lives of the assets.

            Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

         Long-Lived Assets:

            Effective July 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The standard establishes guidelines regarding when impairment losses on long-lived assets should be recognized and how impairment losses should be measured. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

         Stock Based Compensation:

            Effective July 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value-based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method, SFAS No. 123 requires disclosures in the footnotes of pro forma net earnings and earnings per share information as if the fair value-based method had been adopted (Note 10).

         Deferred Revenue:

            Deferred revenue represents amounts received on service contracts but not yet earned. Revenue is recognized on a straight-line basis over the life of the contract.

         Equity Adjustment From Foreign Currency Translation:

            The equity adjustment from foreign currency translation arose upon translating Cambridge Medical Equipments Limited's activity from British pounds to U.S. dollars (Note 14).

         Revenue Recognition:

            The Company recognizes revenue from product sales at the time ownership transfers to the customer, principally, at shipment.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Net Loss Per Share:

            In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. The adoption of SFAS No. 128 had no effect on the Company's financial statements. Basic EPS is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. As the Company's stock options and warrants are antidilutive for all periods presented only basic EPS is presented. At June 30, 1998, outstanding options and warrants to purchase 2,357,612 shares of the Company's common stock were not included in the computation of diluted EPS as their effect would be antidilutive.

         Reverse Stock Split:

            On January 22, 1998, the Company's Board of Directors approved a one-for-five reverse stock split of the Company's common stock effective February 23, 1998. Accordingly, all share, per share, weighted average share, stock option and stock warrant information has been restated to reflect the reverse stock split.

         Concentrations:

            Financial instruments that potentially subject the Company to concentration risk consist principally of cash, marketable securities and accounts receivable. The Company maintains cash in a bank deposit account which, at times, may exceed federally insured limits. The Company believes it has its cash deposits at high quality financial institutions. The Company believes no significant credit risk exists with respect to these deposits.

            The Company currently has its entire investment in marketable securities in the common stock of Halis, Inc. (Halis) (Notes 3, 10 and 11). This investment is subject to the market performance of Halis' common stock.

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

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         New Accounting Pronouncements:

            Statements of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the SFAS is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have a material effect on the Company's financial position, results of operations or the form and content of its disclosures.

            In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company has not elected earlier adoption. Had the Company elected earlier adoption, these statements would not have materially impacted the Company's financial position, results of operations or cash flows as originally reported.

         Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Reclassifications:

            Certain reclassifications have been made in the 1997 financial statements in order to conform with 1998 financial statement presentation. These reclassifications have no effect on accumulated deficit or net loss, as originally reported.

NOTE 2:  MANAGEMENT'S OPERATING PLANS

         During 1998, the Company incurred a net loss of $4,084,474 and negative cash flow from operations of $1,013,554, resulting in a net working capital deficit of $340,287 and an accumulated deficit totaling $18,237,396 at June 30, 1998. Given these results combined with the Company's defaults under its debenture agreements (Note 7), and the Company's commitments to loan related parties up to $400,000 (Notes 11 and 17) additional capital will be needed to sustain the Company's operations.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 2:  MANAGEMENT'S OPERATING PLANS (CONTINUED)

         Management's plans in this regard include the completion of the acquisition of Paul Harrison Enterprises, Inc. (PHE) (Note 17). The acquisition of PHE will provide the Company with ownership of the MERAD technology currently licensed by the company (Note 11). The Company plans to use the MERAD technology to develop software based products for the health care and other industries as well as for its current line of noninvasive vascular diagnostic medical products. The Company believes that the MERAD technology will contribute greatly toward the future operations of the Company, although no assurance regarding the commercial success of the technology can be provided at this time.

         Additionally, the Company has commenced efforts to raise, through, the sale of preferred stock, the additional capital required to fund planned 1999 activities.

         In the event that management's plans as described above are not successful, the Company could be forced to reduce its operations, curtail acquisitions or other projects, liquidate any excess inventory and sell any non-performing operating lines. The actions described above may not be sufficient to prevent the Company from liquidating. The consolidated financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

NOTE 3:  MARKETABLE EQUITY SECURITIES - RELATED PARTY

         During fiscal 1998, the Company issued 1,089,600 shares of its common stock in exchange for 1,362,000 shares of the issued and outstanding registered shares of Halis (Note 10 and 11). In addition, the Company paid $19,250 of costs directly related to this transaction. The Halis shares received were recorded at their fair market value as of the exchange dates of $2,143,313, with the Company recording net equity related to the issuance of its shares of $2,124,063 (net of issuance costs). As of June 30, 1998, the Company has classified all common shares of Halis as available-for-sale.

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of the available-for-sale securities at June 30, 1998 are as follows:

                                             Gross          Gross
                               Amortized  Unrealized     Unrealized
                                 Cost    Holding Gains Holding Losses Fair Value
                               --------- ------------- -------------- ----------

           Halis Common Stock  $ 318,708  $       --     $       --    $ 318,708
                               =========  ==========     ==========    =========

         Throughout 1998, the investment in the Halis common stock experienced a decline in value and during the fourth quarter of 1998 (Note 16), management deemed the decline to be "other-than-temporary". As a result, the unrealized loss aggregating $1,824,605 has been reflected as a separate component in the statement of operations and the amortized cost has been written down to its new cost basis of $318,708.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 4:  INVENTORY

         Inventory consisted of the following at June 30:

                                               1998         1997
                                            ----------   ----------

           Raw Materials                    $  159,655   $  508,147
           Work in process                      75,316       83,551
           Finished goods                      137,302       84,769
                                            ----------   ----------

               Total inventory              $  372,273   $  676,467
                                            ==========   ==========

NOTE 5:  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at June 30:

                                                                      Estimated
                                                                     Useful Life
                                                1998           1997    In Years
                                            ----------   ----------- -----------
           Furniture and equipment          $  633,979   $   633,979     3-5
           Leasehold improvements                   --        29,197     5-6
                                            ----------   -----------
              Total property and equipment     633,979       663,176
           Less accumulated depreciation      (603,185)     (598,847)
                                            ----------    ----------

              Property and equipment, net   $   30,794    $   64,329
                                            ==========    ==========

         Depreciation expense was $29,492 and $39,991 for 1998 and 1997, respectively.

NOTE 6:  INTANGIBLE ASSETS

         Intangible assets arose in the acquisition of Life Sciences, Inc. and consisted of the following at June 30:

                                                                      Estimated
                                                                     Useful Life
                                               1998        1997       In Years
                                           -----------  -----------  -----------
           Technology                      $ 1,594,838  $ 1,594,838      10
           Drawings and documentation          347,149      347,149      10
           Life Sciences name                  300,000      300,000      10
           Applications                        250,000      250,000      10
           Customer base                       225,000      225,000      10
                                           -----------  -----------
                                             2,716,987    2,716,987

           Less accumulated amortization    (2,041,435)  (1,794,595)
                                           -----------  -----------

              Intangible assets, net       $   675,552  $   922,392
                                           ===========  ===========

         Amortization expense was $246,840 and $246,840 for 1998 and 1997, respectively.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 7:  DEBENTURES PAYABLE

         Debentures payable accrue interest at an annual rate of 10%, payable quarterly and are secured by substantially all corporate assets. The debentures matured March 1, 1998. As of June 30, 1998, the debentures had not been extended and the Company was in default under the debenture agreements. The debentures could be converted into common stock, at the option of the holder, at a conversion rate of one share of common stock for every $70.00 of debentures converted. During 1998 and 1997, no debentures were converted to common stock.

         Debentures payable to related parties consist of debentures issued to a director/shareholder of HealthWatch.

         The Company believes that the carrying value of the debt approximates its fair value at June 30, 1998 and 1997, as the Company's borrowing terms have not changed substantially since the issuance of its debentures.

NOTE 8:  CONTINGENCIES AND COMMITMENTS

         Financial Instruments:

            At June 30, 1998, the Company had deposits in excess of federally insured amounts aggregating $771,672 at one financial institution.

         Operating Leases:

            The Company subleases its corporate offices and manufacturing facilities on a month-to-month basis.

            Rent expense for 1998 and 1997 was $152,899 and $160,800,
            respectively.

         Warranty Reserve:

            The Company sells the majority of its products with repair or replacement warranties. The Company has established an accrued warranty reserve of $9,179, at June 30, 1998 and 1997 for estimated future warranty claims. These amounts are included in other accrued liabilities - unrelated parties.

         401(k) Savings Plan:

            During 1997, the Company established a 401(k) savings plan covering all employees meeting certain age and length of service requirements. The Company may contribute annually a discretionary amount, as determined by the board of directors. Participants vest immediately in their contributions and over a five-year period for any Company contributions. The Company did not make any matching contributions during the year ended June 30, 1998 or 1997.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 8:  CONTINGENCIES AND COMMITMENTS (CONTINUED)

         Advisory Board:

            In May and July 1996, the Company entered into a thirteen-month agreement with four individuals ("the Advisory Board") to provide consultation and advice relating to the introduction of the Company's proprietary intra-venous infusion device into the health-care market. Upon commencement of the agreement, the Company agreed to pay the Advisory Board a total of $5,000, issue 382 shares of common stock and non-statutory stock options to purchase an additional 2,888 shares of common stock at a per share price ranging from $15.00 to $18.00. In addition, the Company agrees to pay the advisors a total of $2,000 and issue common stock with a fair market value totaling $52,500 over the term of the agreement. During 1998 and 1997, the Company incurred expenses aggregating $2,000 and $62,688, respectively, of which $15,000 and $13,000, respectively, was unpaid and included in accrued expenses - unrelated parties on the accompanying balance sheet.

         Litigation:

            On September 30, 1997, the Company was served with a complaint, in the amount of $275,000, by an individual who was an employee of the Company's then investment banker, alleging that the Company had failed to deliver securities to an individual, who had assigned her rights to the employee. At the time that the Company was to deliver the securities, it was informed by the investment banker that the rightful owner of the securities was an individual other than the claimant. Prior to the commencement of the litigation, the Company issued the securities and placed them in an escrow pending the resolution of the ownership. Management intends to vigorously defend its position in this matter. No adjustments have been made to the June 30, 1998 or 1997 financial statements as the amount of any potential loss, as well as its likelihood of occurrence is not determinable.

NOTE 9:  PREFERRED STOCK

         Convertible Series A Preferred Stock:

            In June 1998, the Company issued 1,145,000 shares of non-voting Series A $.01 par value, 6% cumulative and convertible preferred stock for net proceeds of $993,150. Series A preferred shareholders have the option to convert the Series A preferred stock, which has a stated value of $1.00 per share, into fully-paid and non-assessable shares of $.01 par value common stock at a conversion rate equal to the lessor of $.52 per share or 70% of the market value for the common stock at the time of conversion. Dividends are payable semi-annually, if declared, at a rate of $.06 per share. No dividends were declared during the year ended June 30, 1998. The Series A preferred stock has dividend and liquidation preferences over common stock.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 9:  PREFERRED STOCK (CONTINUED)

         Convertible Series B Preferred Stock:

            During 1997, the Company issued 500,000 shares of non-voting Series B preferred stock with a stated value of $2.25 along with three stock purchase warrants, representing the right to purchase shares of the Company's common stock, for net proceeds of $1,109,496. The 500,000 shares of Series B preferred stock are convertible into 300,000 shares of $.01 par value common stock at the option of the shareholder. Dividends are payable quarterly, if declared, at a rate of $.225 per share. No dividends were declared during the year ended June 30, 1997. The Series B preferred stock has dividend and liquidation preferences over both common stock and Series A preferred stock.

            During 1997, the Series B shareholders converted their 500,000 shares of preferred stock into 300,000 shares of common stock in accordance with the agreement's conversion option.

         Convertible Series H Preferred Stock:

            During 1998, the Company issued 20,834 shares of non-voting Series H $.01 par value convertible preferred stock to Halis (Note 10 and 11) for net proceeds of $120,802. Series H preferred shareholders have the option to convert each share of Series H preferred stock into four fully-paid and non-assessable shares of $.01 par value common stock. The Series H preferred stock has liquidation preferences over common stock and Series A and B preferred stock.

            During 1998, Halis converted its 20,834 shares of Series H preferred stock into 83,334 shares of common stock in accordance with the conversion option.

NOTE 10: SHAREHOLDERS' EQUITY

         Private Placement of Common Stock:

            During 1998, the Company offered and issued 20,000 shares of common stock at $1.75 per share to an existing shareholder of the Company. Net proceeds to the Company aggregated $35,000.

            The Company offered up to 360,000 shares of its common stock at $1.50 per share. Pursuant to the offering, the Company issued 349,333 shares of common stock to Halis shareholders resulting in proceeds, net of direct expenses (aggregating $4,760) of $519,240.

            The Company offered 30 units of its securities at $6,000 per unit. Each unit consisting of 4,000 shares of common stock and 2,000 stock purchase warrants, representing the right to purchase additional shares of common stock at $.75 per share. Pursuant to the offering, the Company sold 18.133 units or 72,533 shares of common stock and 36,267 warrants to purchase common stock to Halis shareholders, resulting in proceeds, net of commissions and other expenses (aggregating $990) of $107,810.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 10: SHAREHOLDERS' EQUITY (CONTINUED)

         Securities Offerings - Halis, Inc (Halis):

            During 1998, the Company pursued a joint venture and co-marketing arrangement with Halis (Note 11 and 17), a publicly traded Georgia Corporation. Pursuant to this arrangement, the Company entered into the following series of transactions with Halis and certain shareholders and affiliates of Halis.

            * The Company offered and issued 20,834 shares of Series H preferred stock to Halis at $6.00 per share resulting in proceeds, net of direct expenses (aggregating $4,202), of $120,802 (Note 9).

            * The Company approved the exchange of up to 1,258,000 shares of its common stock for 2,367,000 shares of issued and outstanding Halis common stock with various Halis shareholders and affiliates. All such shares of Halis common stock received by HealthWatch pursuant to this exchange have been registered with the SEC and are marketable by HealthWatch pursuant to Rule 144 promulgated by the Securities and Exchange Commission. In addition, HealthWatch granted an option to exchange an additional 400,000 shares of Halis common stock for 320,000 shares of HealthWatch common provided that immediately following any such exchange Halis and its affiliates own less than 48% of HealthWatch's then outstanding shares of common stock. During 1998, the Company issued 1,089,600 shares of common stock in exchange for 1,362,000 shares of Halis' issued and outstanding common stock (Note 3).

                As of June 30, 1998, the Company had entered into two subscription and exchange agreements with Paul Harrison Enterprises, ("PHE") (Note 11). Pursuant to these agreements, HealthWatch agreed to issue an additional 488,400 shares of its common stock in exchange for 1,400,000 shares of Halis common stock owned by PHE. During July and September 1998, the exchanges under these two subscription agreements were completed.

         Stock Options:

            At June 30, 1998, an aggregate of 480,000 shares of common stock were reserved for issuance under the Company's 1983 Incentive Stock Option Plan and 1989, 1994 and 1995 Stock Option Plans. Pursuant to the plans, the Board of Directors may grant options to key individuals at their discretion. Option prices under the Incentive Stock Option Plan may not be less than the fair market value on the date the option is granted, whereas, non-statutory stock option prices may not be less than 85% of the fair market value on the date the option is granted. The options vest over a period of one to three years.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 10: SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Options (Continued):

            A summary of the status of the Company's stock option plans as of June 30, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                                            1998                          1997
                                                  --------------------------   --------------------------
                                                                   Weighted-                 Weighted-
                                                                   Average                    Average
                                                    Shares    Exercise Price     Shares    Exercise Price
                                                  ----------  --------------   ----------  --------------
            Outstanding at beginning of year         354,600      $ 11.09          56,126     $ 16.25
            Granted                                  831,714      $  1.01         326,779     $ 10.25
            Exercised                                (15,600)     $  3.02         (11,648)    $ 10.50
            Forfeited                               (311,019)     $ 10.59         (16,657)    $ 18.25
                                                  ----------      -------      ----------     -------
            Outstanding at end of year               859,695      $  1.29         354,600     $ 11.10
                                                  ==========      =======      ==========     =======

            Options exercisable at end of year       337,572      $  1.22         102,124     $ 11.50
                                                  ==========      =======      ==========     =======

            Weighted-average fair value of
               options granted during the year    $      .51                   $     2.75
                                                  ==========                   ==========

            The following table summarizes information about stock options outstanding at June 30, 1998:

                                      Options Outstanding                      Options Exercisable
                       ------------------------------------------------   -----------------------------
                                         Weighted-
                          Number          Average          Weighted-         Number         Weighted-
            Exercise   Outstanding       Remaining          Average       Outstanding        Average
             Prices     at 6/30/98    Contractual Life   Exercise Price    at 6/30/98    Exercise Price
             ------    -----------    ----------------   --------------   -----------    --------------
            $  13.30          285         .7 Years          $  13.30            285         $  13.30
            $  15.30        3,428         .8 Years          $  15.30          3,428         $  15.30
            $  15.00          680        1.0 Years          $  15.00            453         $  15.00
            $  13.15        1,080        1.1 Years          $  13.15            720         $  13.15
            $  18.15        1,080        1.1 Years          $  18.15            720         $  18.15
            $  13.30        1,428        1.9 Years          $  13.30            754         $  13.30
            $   6.75       20,000        3.5 Years          $   6.75         15,000         $   6.75
            $   2.80      136,334        4.2 Years          $   2.80          3,000         $   2.80
            $    .66      215,380        4.2 Years          $    .66        167,212         $    .66
            $    .66      230,000        4.3 Years          $    .66        146,000         $    .66
            $    .66      250,000        4.9 Years          $    .66             --         $    .66
                       ----------                                         ---------
                          859,695                                           337,572
                       ==========                                         =========

            Various officers and directors have been granted a total of 807,142 options under the Company's Stock Option Plans (Note 11) which are included in the above table.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 10: SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Options (Continued):

            SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively: no dividend yield for each year; expected volatility of 147.50% and 106.25%; respectively, and risk free interest rates of 5.98% and 6.14%, respectively.

            Under the accounting provisions of SFAS No. 123, the Company's net loss and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       1998           1997
                                                   -----------    -----------
            Net loss:
              As reported                          $(4,084,474)   $(2,189,260)
              Pro forma                            $(4,892,134)   $(2,481,201)

            Net loss per share:
              As reported                          $     (2.45)   $     (4.49)
              Pro forma                            $     (2.93)   $     (5.08)

         Stock Warrants:

            At June 30, 1998, the Company had warrants outstanding as follows:

            Common Shares               Exercise                  Expiration
            Under Warrant            Price Per Share                 Date
            -------------            ---------------             -------------
               120,000                  $ 10.00                  November 1998
                 2,917                  $   .75                  December 1998
               100,000                  $ 10.00                  January 1999
                80,000                  $ 10.00                  March 1999
                50,000                  $  1.72                  January 2003
             1,145,000                  $  1.20                  June 2003
            ----------

             1,497,917
            ==========

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 11: RELATED PARTY TRANSACTIONS

         Officer and Director Options:

            At June 30, 1998, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors:

            Common Shares               Exercise                  Expiration
            Under Option             Price Per Share                 Date
            ------------             ---------------             -------------
                 1,428                   $ 13.30                 May 2000
                20,000                   $  6.75                 December 2001
               172,380                   $   .66                 August 2002
               133,334                   $  2.80                 August 2002
               230,000                   $   .66                 October 2002
               250,000                   $   .66                 May 2003
            ----------

               807,142
            ==========

            Of the total outstanding options granted to officers and directors as discussed above, options to acquire up to an aggregate of 304,134 shares of common stock are exercisable at June 30, 1998.

         Officer and Director Warrants:

            At June 30, 1998, the Company had outstanding to officers and directors, stock warrants to purchase 33,334 shares of common stock at $1.72 per share. The warrants expire January 2003.

         Software License and Development Agreement:

            In October 1997, the Company entered into a software license and development agreement with MERAD, Corporation (MERAD), a company owned by Paul Harrison Enterprises (PHE), an entity controlled by an officer/director of HealthWatch. Pursuant to the agreement, HealthWatch will license certain computer architecture, concepts, algorithms and processes from MERAD which the Company plans to integrate into its current line of noninvasive vascular diagnostic equipment. In addition, MERAD will develop healthcare software for the Company. In exchange for these licenses and services, the Company agreed to pay MERAD a development fee of $15,000 per month during the period January 1998 through January 2000. In addition, HealthWatch will pay MERAD a fee based on a variable rate of gross software revenues as follows:

                       Rate             Gross Aggregate Software Revenues
                       ----             ---------------------------------
                       5.0%             $0 to $5,000,000
                       2.5%             $5,000,001 to $10,000,000
                       1.0%             In excess of $10,000,000

            During 1998, the Company had incurred $90,000 of development fees, of which $90,000 remained unpaid at June 30, 1998 and is included in other accrued liabilities - related parties. No software revenue was earned during 1998 and accordingly, no variable rate license fees were incurred.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 11: RELATED PARTY TRANSACTIONS (CONTINUED)

         Technology and Patent Licensing Agreement:

            The Company has an agreement with a former officer/director to license certain technology and patent rights through April 2000 in exchange for a fee. The fee is based on a variable rate based on unit sales. The maximum and minimum fees to be paid for each of the years are as follows:

                     Year Ending         Minimum            Maximum
                       June 30,            Fee                Fee
                     -----------       ----------         ----------
                        1997           $   40,000         $  325,000
                        1998               40,000            150,000
                        1999               40,000             40,000
                                       ----------         ----------

                                       $  120,000         $  515,000
                                       ==========         ==========

            During 1998 and 1997, licensing fee expense was $40,000 and $45,383, respectively of which $5,000 and $11,445, respectively, remains unpaid at June 30, 1998 and 1997 and is included in other accrued liabilities - related parties.

         Consulting Agreements:

            During October 1997, the Company entered into an agreement with an officer/director and an entity owned by the officer, PHE. Pursuant to the agreement, the officer and PHE will provide the Company with various consulting services through December 1998, in exchange for a nonstatutory option to purchase up to 150,000 shares of the Company's common stock at $.66 per share. In addition, the Company agreed to pay PHE a monthly fee of $5,000 beginning in January 1998 and committed to loan the officer/director up to $200,000 at 7% with a maturity in July 2002. During 1998, the Company had incurred $30,000 of consulting expenses, of which $30,000 remained unpaid at June 30, 1998 and is included in other accrued liabilities - related parties. No amounts had been loaned to this officer as of June 30, 1998.

            During October 1997, the Company entered into an agreement with another officer/director of HealthWatch. Pursuant to the agreement, the officer/director will provide the Company with various consulting services through December 1998, in exchange for a nonstatutory option to purchase up to 80,000 shares of the Company's common stock at $.66 per share. In addition, the Company agreed to pay the officer/director a monthly fee of $5,000 beginning in March 1998. During 1998, the Company had incurred $20,000 of which $10,000 remained unpaid at June 30, 1998 and is included in other accrued liabilities - related parties.

            Creative Business Strategies, Inc. (CBS), a company owned by two persons, a current director/shareholder of the Company and a former director/shareholder, provides the Company with business development consulting services in exchange for a fee. During 1998 and 1997, the Company had incurred $31,906 and $32,567, respectively, of fees to CBS, of which $15,326 and $9,323, remained unpaid at June 30, 1998 and 1997, respectively, and are included in other accrued liabilities - related parties. In addition, during 1997, the Company paid $25,303 of such fees by issuing 9,048 shares of common stock.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 11: RELATED PARTY TRANSACTIONS (CONTINUED)

         Consulting Agreements (Continued):

            During 1997, the Company incurred legal fees aggregating $30,353, to an entity in which one of its principals was an officer of the Company from October, 1995 through March 1997 and was a member of the board of directors during 1997. As of June 30, 1997, $22,023, of the fees remain unpaid and are included in other accrued liabilities
            - related parties. During 1998, this individual was not deemed to be a related party.

         Employment Agreement:

            During 1998, the Company entered into a termination agreement with an officer under which the officer is entitled to receive a severance package totaling $71,500 payable over a five-month period. At June 30, 1998, $59,000 of the balance remained unpaid and is included in accrued compensation and payroll taxes.

         Purchased Services:

            During 1998, the Company purchased systems integration services and marketing support services from Halis (Notes 3, 10 and 17), a company that has two common officers/directors with HealthWatch. Total purchased services from Halis aggregated $50,000, all of which remained unpaid at June 30, 1998 and is included in other accrued liabilities - related parties.

NOTE 12: INCOME TAXES

            The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                                       1998            1997
                                                                   -----------     -----------
            Tax benefit computed at the maximum federal
               statutory rate                                            (34.0)%         (34.0)%
            Increase in taxes resulting from:
                 Amortization of intangible assets                         2.0             6.0
                 Unrealized loss on marketable equity securities          15.0              --
            Loss to be carried forward                                    17.0            28.0
                                                                   -----------     -----------

                 Income tax provision                                       --%             --%
                                                                   ===========     ===========

            Deferred taxes consisted of the following at June 30:

                                                                      1998             1997
                                                                   -----------     -----------
              Asset:
                 Net operating loss carryforward                   $ 2,640,000     $ 2,206,000
                 Unrealized loss on marketable equity securities       425,000              --
                 Other                                                 164,000         137,000
                                                                   -----------     -----------
                 Net deferred tax asset                              3,229,000       2,343,000
                 Less valuation allowance                           (3,229,000)     (2,343,000)
                                                                   -----------     -----------

                      Net deferred tax asset                       $        --     $        --
                                                                   ===========     ===========

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 12: INCOME TAXES (CONTINUED)

         For financial statement purposes, no tax benefit has been reported in 1998 and 1997 as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

         The net change in the deferred tax valuation allowance was an increase of $886,000 and $446,000 for the years ended June 30, 1998 and 1997, respectively.

         At June 30, 1998, the Company had net operating loss carryforwards and unused investment tax credits as follows for income tax purposes:

              Carryforward            Net Operating             Investment
                Expires                    Loss                Tax Credits
                June 30,              Carryforwards            Carryforward
              ------------            -------------            ------------
                 2000                 $          --            $      9,634
                 2001                            --                   3,798
                 2002                       627,889                  14,560
                 2003                        11,744                      --
                 2004                       122,457                      --
                 2005                         1,371                      --
                 2006                       235,901                      --
                 2007                     1,461,790                      --
                 2008                       281,054                      --
                 2009                     1,644,839                      --
                 2010                     1,666,725                      --
                 2011                     1,815,490                      --
                 2012                     1,881,569                      --
                 2013                     1,725,000                      --
                                      -------------            ------------

                                      $  11,475,829            $     27,992
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

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 13: GEOGRAPHICAL SEGMENT INFORMATION


                                                          1998          1997
                                                      -----------   -----------
            Revenues:
                United States                         $ 1,169,629   $ 1,632,928
                Great Britain                             213,706       456,397
                Elimination's                                  --            --
                                                      -----------   -----------

                      Consolidated                    $ 1,383,335   $ 2,089,325
                                                      ===========   ===========

            Operating profit (loss):
                United States                         $(2,034,418)  $(2,152,148)
                GREAT BRITAIN                             (51,357)       34,387
                Elimination's                                  --            --
                                                      -----------   -----------

                      Consolidated                    $(2,085,775)  $(2,117,761)
                                                      ===========   ===========

            Identifiable Assets:
                United States                         $ 2,468,996   $ 1,851,015
                Great Britain                                  --       237,734
                Elimination's                                  --            --
                                                      -----------   -----------

                      Consolidated                    $ 2,468,996   $ 2,088,749
                                                      ===========   ===========

            Exports of U.S. produced medical products were $52,750 and $109,612 during 1998 and 1997, respectively.

NOTE 14: SALE OF CAMBRIDGE MEDICAL EQUIPMENTS LIMITED

         During March 1998, the Company sold all of the issued and outstanding shares of stock in its wholly owned subsidiary, Cambridge Medical Equipments Limited (Cambridge), located in Great Britain. In connection with the sale, the Company sold net assets of Cambridge with a net book value aggregating $102,886 for $1.00 and recognized a loss on sale of the subsidiary of $102,885.

NOTE 15: YEAR 2000 ISSUE (UNAUDITED)

         The Company's management has begun the process of identifying changes which need to be made to its computer systems and applications and operational systems to insure that the year 2000 date conversion will have no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process business transactions in the year 2000 and beyond. Management is also communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate the year conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning and is not known as of June 30, 1998.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 16: FOURTH QUARTER ADJUSTMENT

         During the quarter ended June 30, 1998, the Company deemed the continued decline in the value of the investment in Halis' common stock (Note 3) to be "other-than-temporary". As a result, the unrealized loss represented $1,824,605 of additional expenses and is reflected in other income and expense on the accompanying statement of operations.

NOTE 17: SUBSEQUENT EVENTS

         Letter of Intent to Acquire Halis, Inc.:

            On July 14, 1998, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of Halis's common stock (Notes 3, 10 & 11). As of September 30, 1998, consummation of the transaction is uncertain. Pursuant to the letter of intent the Company committed to loan Halis up to $250,000 ($50,000 per month), in exchange for a 6% convertible debenture maturing in February 2000. As of September 30, 1998, the Company had made loans aggregating $150,000 to Halis.

         Acquisition of Paul Harrison Enterprises, Inc.:

            On September 30, 1998, HealthWatch entered into an agreement to purchase Paul Harrison Enterprises, Inc. (PHE) and its wholly owned subsidiary, MERAD Software, Inc. (MERAD) (Notes 10 and 11). Pursuant to the agreement, HealthWatch will issue 334,443 shares of series P preferred stock in exchange for all of the issued and outstanding common stock of PHE. In addition, HealthWatch will pay to the shareholders of PHE additional consideration based on a variable rate of gross revenues related to the MERAD technology. The additional consideration, payable quarterly in equal increments of HealthWatch's common stock and cash, equals 5% of the first $1,000,000 in gross revenues related to the MERAD technology and 10% of revenues thereafter in any fiscal year. The additional consideration is payable for a period of ten years or until HealthWatch has paid in aggregate $7,000,000 in additional consideration.

            The Series P preferred stock is non-voting with a stated value of $10.00 per share. The preferred stock is convertible into ten shares of fully-paid and non-assessable common share, provided the conversion feature is approved by vote of the Company's shareholders; and provided, through March 2000, that immediately following the conversion the PHE shareholders own less than 45% of HealthWatch's then outstanding shares of common stock. Dividends are cumulative and payable semi-annually, if declared, at a variable rate, $1.20 per share through January 1999 increasing to $1.80 on February 1, 1999 and to $2.40 per share on August 1, 1999 if not converted into common stock. The series P preferred stock has dividend and liquidation preferences over all common stock. Management has determined the fair market value of these shares to be $2,560,000 based on the approximate trading price for HealthWatch common stock at the date of the transaction, discounted to factor in the reduction in value stemming from the non-marketable restrictions of the preferred shares issued.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 17: SUBSEQUENT EVENTS (CONTINUED)

         Acquisition of Paul Harrison Enterprises, Inc. (Continued):

            HealthWatch will account for the acquisition under the purchase method of accounting whereby the assets and liabilities of PHE are recorded at their fair market value as of the date of the acquisition. The $938,064 excess purchase price over the fair market value of the net tangible assets acquired has been identified as technology acquired and will be amortized over a ten-year period.

            Summarized below is the unaudited condensed and proforma consolidated balance sheet and statement of operations as if the acquisition had taken place at the beginning of the year ended June 30, 1998. It was assumed that the 334,443 of preferred shares issued in connection with this acquisition were outstanding at the beginning of the proforma period.

                                                Proforma Condensed Consolidated Balance Sheet (Unaudited)
                              ----------------------------------------------------------------------------------------
                                                   Paul Harrison                      Proforma           Proforma
                              HealthWatch, Inc.  Enterprises, Inc.  Acquisition     Consolidating    HealthWatch, Inc.
                                Consolidated       Consolidated     Adjustment         Entries         Consolidated
                              -----------------  -----------------  ----------      -------------    -----------------
Current assets                  $ 1,434,691        $   129,120     $        --      $   (95,000)(4)     $ 1,468,811

Marketable equity                                                                      (710,720)(3)
  securities - related party        318,708            525,000              --        1,149,332 (2)       1,282,320
Technology and other
  intangible assets                 715,597            255,038              --          938,064 (2)       1,908,699
Investment in subsidiary                 --                 --       2,560,000(1)    (2,560,000)(2)              --
                                -----------        -----------     -----------      -----------         -----------

  Total assets                  $ 2,468,996        $   909,158     $ 2,560,000      $(1,278,324)        $ 4,659,830
                                ===========        ===========     ===========      ===========         ===========

Current liabilities             $ 1,774,978        $   436,604              --      $   (95,000)(4)     $ 2,116,582
Long-term debt                           --                 --              --               --                  --
                                                                                       (710,720)(3)
Shareholders' equity                694,018            472,554       2,560,000(1)      (472,604)(2)       2,543,248
                                -----------        -----------     -----------      -----------         -----------

  Total liabilities and
    equity                      $ 2,468,996        $   909,158     $ 2,560,000      $(1,278,324)        $ 4,659,830
                                ===========        ===========     ===========      ===========         ===========

1. To reflect the acquisition of Paul Harrison Enterprises, Inc. (PHE) on HealthWatch, Inc. consolidated as if the acquisition had occurred on June 30, 1998.

2. To record net assets purchased at fair market value and eliminate the intercompany investment and PHE's equity.

3. To retire HealthWatch, Inc.'s common stock purchased as part of the acquisition of PHE.

4.  To eliminate intercompany balances as of June 30, 1998.

                                HEALTHWATCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 17: SUBSEQUENT EVENTS (CONTINUED)

         Acquisition of Paul Harrison Enterprises, Inc. (Continued):

                                         Proforma Condensed Consolidated Statement of Operations (Unaudited)
                              ---------------------------------------------------------------------------------------
                                                   Paul Harrison                     Proforma           Proforma
                              HealthWatch, Inc.  Enterprises, Inc.  Acquisition    Consolidating    HealthWatch, Inc.
                                Consolidated       Consolidated     Adjustment        Entries         Consolidated
                              -----------------  -----------------  ----------     -------------    -----------------
Sales                           $ 1,383,335        $   105,000     $        --      $    95,000(1)     $ 1,393,335
Cost of sales                     1,359,028                 --              --               --          1,359,028
                                -----------        -----------     -----------      -----------        -----------
   Gross profit                      24,307            105,000              --           95,000             34,307

Operating expenses                2,110,082            495,902              --          (95,000)(1)      2,510,984
                                -----------        -----------     -----------      -----------        -----------

Loss from operations             (2,085,775)          (390,902)             --               --         (2,476,677)
Other income (expense)           (1,998,699)           129,265              --               --         (1,869,434)
                                -----------        -----------     -----------      -----------        -----------

  Net loss                      $(4,084,474)       $  (261,637)    $        --      $        --        $(4,346,111)
                                ===========        ===========     ===========      ===========        ===========

Net loss per share              $     (2.45)                                                           $     (2.60)
                                ===========                                                            ===========

Weighted average
    number of shares
    outstanding                   1,669,325                                                              1,669,325
                                ===========                                                            ===========

(1) To eliminate intercompany activity during the year ended June 30, 1998.