Form 10QSB
period 1998-09-30
HEALTHWATCH INC
filed 1998-12-01
CIK 725627

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


                             FORM 10-QSB

              QUARTERLY-REPORT UNDER SECTION 13 OR 15 (D)
                OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended                         Commission file number
     September 30, 1998                                      0-11476


                            HEALTHWATCH, INC.
      -------------------------------------------------------------------
        Exact Name of Small Business Issuer as Specified in Its Charter


                    Minnesota                            84-0916792
          --------------------------------          --------------------
           (State or Other Jurisdiction of            (I.R.S. Employer
           Incorporation or Organization)            Identification No.)


               9040 Roswell Road, Suite 470, Atlanta, GA 30350
               -----------------------------------------------
                 (Address of Principal Executive Offices)

                             (770) 641-5555
              ------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

2445 Cades Way, Vista, CA 92083
----------------------------------------------------------------------------
(Former  Name, Former Address and Former  Fiscal Year, if Changed Since Last
Report)


     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X       No
         ----         ----

Number of registrant's common shares outstanding at November 1, 1998:

     2,020,121

     Transitional Small Business Disclosure Format (check one)
     Yes            No   X
         ----          ----

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEALTHWATCH, INC.
                      CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)

                                                              SEPTEMBER 30,
                                ASSETS                             1998
                                                            ----------------
Current assets
   Cash                                                       $      88,661
   Accounts Receivable, net of allowance for doubtful
     accounts of $23,675                                            221,768
   Inventory                                                        371,514
   Other Current Assets                                              57,658
                                                               ------------

       Total current assets                                         737,601

Marketable equity securities - related party                        430,872
Property and equipment, net                                          27,099
Intangible assets, net                                              613,841
Other assets                                                        160,526
                                                               ------------

       Total assets                                           $   1,969,939
                                                               ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $     269,191
   Accrued compensation and payroll taxes                           245,471
   Other accrued expenses - related parties                         117,826
   Other accrued expenses - unrelated parties                       302,827
   Deferred revenue                                                  46,708
   Current portion of debentures payable
     - related parties                                               15,000
   Current portion of debentures payable
     - unrelated parties                                            515,000
                                                               ------------
       Total liabilities                                      $   1,512,023
                                                               ------------

Shareholders' equity:
   Cumulative preferred stock, $.01 par value;
     5,000,000 shares authorized 1,145,000 shares
     issued and outstanding                                          11,450

   Common stock, $.01 par value; 50,000,000 shares
      authorized, 2,909,121 issued and outstanding                   29,091
   Additional paid-in capital                                    19,339,309
   Accumulated deficit                                          (18,921,934)
                                                               ------------

       Total shareholders' equity                                   457,916
                                                               ------------
       Total liabilities and shareholders' equity             $   1,969,939
                                                               ============

     The accompanying notes are an integral part of these statements.

                           HEALTHWATCH, INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                         AND SEPTEMBER 30, 1997
                              (UNAUDITED)

                                                         THREE MONTHS
                                               ------------------------------
                                                   1998              1997
                                               ------------     -------------

Product sales                                   $   365,609       $   367,425
Product cost of sales                               266,573           347,780
                                                 ----------        ----------

    Gross profit                                     99,036            19,645
                                                 ----------        ----------
Operating costs and expenses:
   Selling, general and administrative              329,806           441,512
   Depreciation and amortization                     66,996            70,207
   Research and development                          36,220            42,624
                                                 ----------        ----------

     Total operating costs and expenses             433,022           554,343
                                                 ----------        ----------

     Loss from continuing operations               (333,986)         (534,698)
                                                 ----------        ----------
Other income (expense):
   Unrealized loss on marketable equity
     securities - related party                    (336,272)              -0-
   Interest expense                                 (16,596)          (16,170)
   Miscellaneous                                      2,316               -0-
                                                 ----------        ----------

   Total other income (expense)                    (350,552)          (16,170)
                                                 ----------        ----------

     Net loss                                   $  (684,538)      $  (550,868)
                                                 ==========        ==========

Net loss per share                              $     (0.25)      $     (0.72)
                                                 ==========        ==========

Weighted average number of shares
 outstanding                                      2,783,121           765,623
                                                 ==========        ==========


     The accompanying notes are an integral part of these statements.

                         STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                          AND SEPTEMBER 30, 1997
                               (UNAUDITED)

                                                                     THREE MONTHS
                                                         ----------------------------------
                                                                 1998             1997
                                                           --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (684,538)     $  (550,868)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Common stock issued as payment of expenses                     -0-           57,000
     Depreciation and amortization                               66,996           70,207
  Unrealized loss on marketable equity securities               336,272              -0-
  Decrease (increase) in assets:
     Accounts receivable                                        (37,353)         154,207
     Inventory                                                      759           53,600
     Other current assets                                       (33,945)           3,067
     Other assets                                               151,275)           2,206

  Increase (decrease) in liabilities:
     Accounts Payable                                           (46,576)         (39,233)
     Accrued expenses - related parties                         (85,066)         (26,958)
     Accrued expenses - unrelated parties                       (91,057)          21,752
     Deferred revenue                                             9,744           47,456
     Debentures payable                                         (50,000)             -0-
                                                             -----------      ----------

       Net cash used in operating activities                $  (766,039)     $  (207,564)
                                                             ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property & equipment                               (1,590)             -0-
                                                             ----------       ----------
   Net cash provided by investing activities                     (1,590)             -0-

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (costs) of issuance of common stock                  -0-          211,236
  Effect of exchange rate changes on cash                           -0-            3,388
                                                             ----------       ----------

  Increase (decrease) in cash                                  (767,629)           7,060

  Cash - beginning of period                                    854,290           44,634
                                                             ----------       ----------

  Cash - end of period                                      $    86,661      $    51,694
                                                             ==========       ==========

     The accompanying notes are an integral part of these statements.

                          HEALTHWATCH, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                              (UNAUDITED)


PRINCIPLES OF PRESENTATION

     The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of September 30, 1998, and it's results of operations and cash flows for the three-months then ended. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

MANAGEMENT'S OPERATING PLANS

     As a result of recurring losses and negative cash flow from operations, management has reviewed its operational and financial plans relative to the Company's ability to continue in existence with its historical lines of business and is refocusing the Company into an information technology company. The Company, now d/b/a MERAD Technologies Corporation, is in the process of changing from a company primarily involved in the manufacture and marketing of medical products to a company primarily involved in the software information technology ("IT") business, and will be seeking the approval of its shareholders for a name change at its next annual meeting.

     Certain of the Company's medical products contain both hardware and software components. While the hardware components are classified more as a device, the completed medical equipment including software, include an IT component as the equipment analyzes information and reports diagnostic results to users. This IT software ran on device-oriented hardware regulated by the Federal Food and Drug Administration ("FDA") whereas the Company's new software will run on computer-oriented hardware that does not fall under FDA regulations. Based on the foregoing and the Company's determination that the IT business offered significantly greater opportunities for the Company than did its existing medical products business, the Company's focus during the second half of fiscal 1998 was increasingly on the development of its IT business.

     On October 1, 1998, as part of the transformation, the Company acquired Paul Harrison Enterprises, Inc. ("PHE"). PHE owned the MERAD technology, a sophisticated software application utility (the "MERAD Technology") that utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in a virtually unlimited number of combinations to provide efficient applications that can be accessed and processed in both an Internet and Intranet environment. Previously, during fiscal 1998, the Company had obtained a license from MERAD Corporation ("MERAD"), a subsidiary of PHE, for use of the MERAD Technology and retained MERAD to develop proprietary software technology which will be used to expand the Company's product offerings to include products and services specially focused on monitoring, capturing and managing medical information at the point of care. The acquisition of PHE, which is a significant shareholder of HALIS, Inc. ("HALIS") also increased the Company's ownership of the common stock of HALIS, a health care IT company, to 19% of HALIS' outstanding shares of common stock.

     In the acquisition, the Shareholders of PHE received 334,443 shares of the Company's Series P Preferred Stock, stated value $10.00 per share (the "Preferred Stock"). Subject to prior approval by the Company's shareholders, the Preferred Stock will be convertible into 3,344,320 shares of the Company's common stock. The Preferred Stock is non-voting. In addition to the issuance of the Preferred Stock, the PHE shareholders will be paid additional consideration based on the percentage of the revenues that the Company receives in connection with the sale of software developed utilizing the MERAD Technology, up to a maximum of $7 million, and options for approximately 625,000 shares of the Company's common stock with an exercise price of $.96 per share will be issued in exchange for previously outstanding options of PHE.

     During fiscal 1999, the Company intends to continue to emphasize the IT business and expects to grow this business through a combination of licensing partners, selected strategic acquisitions and internal sales of its software and services. The Company also expects to continue to expand its collaborative efforts with HALIS and to increase its efforts to market the HALIS Healthcare Enterprise System (the "HALIS HES") product to the Company's customer base (see discussion below). The HALIS HES software, which is owned by HALIS, was developed utilizing the MERAD Technology. The Company also will explore the possibility of developing information systems utilizing the MERAD Technology for other information-intensive industries such as financial services, insurance and real estate. In recognition of this change in the Company's business focus, the Company will ask its stockholders at its next Annual Meeting of Stockholders to approve a change in the Company's name to MERAD Technologies Corporation.


NET INCOME (LOSS) PER SHARE

     The net income (loss) per share was computed based on the weighted average number of shares outstanding during the periods without taking into effect outstanding options as their effect would be either anti-dilutive or dilutive by less than 3%.


INVENTORY

     Inventory consisted of the following at September 30, 1998 and June 30, 1998:

                                    9/30/98        6/30/98
                                  -----------   ------------
     Raw materials                 $ 264,269      $ 159,655
     Work in process                  33,895         75,316
     Finished goods                   73,350        137,302
                                    --------       --------
                                   $ 371,514      $ 372,273
                                    ========       ========

DEBENTURES PAYABLE

     Debentures payable accrue interest at an annual rate of 10%, payable quarterly. The debentures matured on March 1, 1998, and are currently in default. The debentures could be converted, at the option of the holder, at a conversion rate of one share of the Company's common stock for every $70.00 of debentures, plus interest, converted. During the three-month period ended September 30, 1998, the Company has repaid $50,000 of the debentures due and owing.


SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING AND
FINANCING ACTIVITIES

     Pursuant to agreements entered into during fiscal 1998, the Company issued an aggregate of 488,400 shares during the three-month period ended September 30, 1998 to PHE (prior to its acquisition by the Company) in exchange for 1,400,000 shares of HALIS common stock owned by PHE. During the three-month period ended September 30, 1998, the Company has recorded an additional unrealized loss on marketable equity securities of $336,272, relating to a decrease in the market value of the HALIS common shares held by the Company. Although the Company does not hold the HALIS shares for trading purposes, management has deemed that the decline in value of the HALIS common shares to be "other-than-temporary". To be consistent with the way it has handled a decline in the value of the HALIS shares previously, the Company has reflected the unrealized loss as a separate component in its statement of operations.


HALIS BUSINESS COLLABORATION.

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

     HALIS, based in Atlanta, Georgia, supplies information technology and services focused on the healthcare industry. Utilizing advanced health care models and information technology, HALIS has developed the HALIS HES software utilizing the MERAD Technology, a single system which integrates all of the major functions needed by clinics, hospitals, healthcare practices, payors, long-term care facilities, laboratories, pharmacies and home healthcare facilities. As a result of the Company's acquisition of PHE, the Company now owns approximately 19% of HALIS' common stock making it the largest single shareholder of HALIS.

     On July 14, 1998, the Company entered into a letter of intent (the "1998 Letter of Intent") with HALIS to merge the two companies. However as a result of the volatility of the stock price of the HALIS shares, the consummation of the merger is presently uncertain. Pursuant to the 1998 Letter of Intent, the Company agreed to loan HALIS up to a total of $250,000 pursuant to a 6% debenture maturing in February 2000 (see Exhibit 10.8). As of September 30, 1998, the Company has advanced $150,000 to HALIS under the debenture.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


FINANCIAL CONDITION

     During the second half of fiscal 1998, the management of the Company determined that the software information technology (IT) business offered significantly greater opportunities for the Company than did its existing medical products business. Accordingly, the Company's focus during fiscal 1998 was increasingly on the development of its IT business. In an effort to gain direct control over its efforts to develop the IT business, the Company acquired PHE on October 1, 1998. As a result of the PHE acquisition, the Company obtained ownership of the MERAD Technology and increased its ownership of HALIS common stock to approximately 19% of HALIS' outstanding shares of common stock.

     During fiscal 1999, the Company intends to continue to emphasize the IT business and expects to grow this business through a combination of licensing partners, selected strategic acquisitions and internal sales of its software and services. In this connection, the Company expects to continue to expand its collaborative efforts with HALIS and to expand its efforts to market the HALIS HES software to the Company's customer base. The Company also intends to explore the possibility of developing information systems utilizing the MERAD Technology for other information intensive industries such as financial services, insurance and real estate, and is in the process of utilizing the MERAD Technology to build a general business application.

     Due to the recent change in the focus of the Company's core business, the past operating results may not be necessarily indicative of future operating results for, or future financial condition of, the Company on a going forward basis. Management believes that with the new focus of the Company and the strategic plans it is putting into place, operating margins of the Company will begin to improve.

     The Company has incurred significant operating losses during the past several years and at September 30, 1998 had a retained earnings deficit of $18,921,934. The Company will require additional debt or equity capital to sustain operations and to continue its business development efforts as it refocuses its medical products business and steps up efforts to sell the HALIS HES software. Additionally, as a result of its acquisition of PHE, the Company will start to collect royalties from HALIS equal to 10% of any revenues generated by HALIS from products utilizing the MERAD Technology. While the Company is taking steps to improve its financial condtion, shareholders should note that the report of the Company's independent public accountants for the years ended June 30, 1998 and 1997, contained a paragraph noting substantial doubt regarding the Company's ability to continue as a going concern.

     Total assets at September 30, 1998 were $1,969,939, a decrease of $499,057 from total assets of $2,468,996 at June 30, 1998. This difference is the net effect primarily consisting of a decrease in cash of approximately $760,000 and an increase in other assets of approximately $150,000 and marketable securities of approximately $112,000. The other assets increase represents a use of cash relating to loans made to HALIS during the quarter. The marketable securities increase relates to the new HALIS common stock acquired during the latest exchange of shares with the shareholders of HALIS. The remaining decrease in cash assets is attributable to working capital needs that were not offset by sufficient new revenues.

     Total liabilities at September 30, 1998 were $1,512,023, a decrease of approximately $263,000 from total liabilities of $1,774,978 at June 30, 1998. This difference is primarily due to the payment of $50,000 on the Company's debentures and the payment of payables and accrued expenses.

     Stockholders' equity decreased by $236,102 from June 30, 1998 to September 30, 1998, due to a net loss of approximately $684,000 during the quarter, which was primarily offset by approximately $448,000 attributable to the effect of an increase in the number of shares outstanding by 488,400 (the shares issued in the stock exchange with HALIS' shareholders).


RESULTS OF OPERATIONS

     Revenues for the three-month period ending September 30, 1998 were almost identical to the comparable three-month period for the prior year. However, a review of the make-up of these revenues indicates a shift of the Company's revenues from its Pacer product to its MVL product and a movement away from revenues generated from a former subsidiary based in the United Kingdom (which was sold last fiscal year). The Company had only nominal revenues from the Pacer product during the current quarter because a previously announced upgrade of the product has not occurred.

     Cost of goods sold decreased by approximately $81,000 for the three-month period ended September 30, 1998 compared to the comparable three-month period of the prior year. This represents a shift in revenues during the quarter to the Company's MVL product that has a higher profit margin than the Pacer product with a low margin, which accounted for a more significant portion of the sales generated during the three-month period in the prior year. Further, costs were reduced as wages, facility allocation and inventory obsolescence have been reduced during the current period as a result of the sale of the United Kingdom subsidiary.

     Total operating costs decreased by approximately $120,000 for the three-month period ending September 30, 1998 compared to the comparable period of the prior year, and was primarily reflected in the decrease in selling, general and administrative expenses resulting from the downsizing of the Company from the previous year.

     The net loss for the quarter was approximately $684,000, an increase of approximately $134,000 over the comparable period of the prior year. The net effect of the items represented above was a decrease in the loss from operations by approximately $200,000 over the comparable period of the prior year. However, The remaining difference of approximately $336,000 was attributable to the recording of an unrealized loss on the HALIS shares of common stock held by the Company.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had approximately $310,000 in cash and accounts receivable, a decrease of approximately $729,000 from June 30, 1998. Cash reserves for the Company continue to be inadequate. The Company continues to monitor its cash situation very closely. While the downsizing of the Company has reduced its cash requirements, if the Company is unable to increase revenues or contain costs further, the Company may not be able to continue to generate sufficient cash flow from its operations to meet its obligations without seeking debt financing or additional capital.

     The Company has a significant investment in HALIS and considers its investment in HALIS to be a long-term investment. However, in the event that the Company is unable to raise additional capital, it may be required to sell shares of the HALIS common stock. The HALIS common stock is traded in the over-the-counter market on the NASDAQ Bulletin Board. While the 8,939,010 shares of HALIS common stock owned by the Company represents approximately 19% of the total outstanding shares of HALIS common stock, due to the fact that the Company may be considered an affiliate of HALIS, the Company's ability to sell its HALIS shares could be adversely affected by the requirement of Rule 144 promulgated by the Securities and Exchange Commission, which could limit the number of HALIS shares that could be sold in any three-month period. There can be no assurance as to the price the Company could receive for the HALIS common stock if it were required to sell the stock to raise additional working capital.


YEAR 2000

     Software applications that use only two digits to identify a year in the date field may cause fatal errors in the processing of data (the "Year 2000 Concern"). The Company acknowledges that the failure of its software to recognize the proper date codes could cause substantial harm to the Company and its customers. However, the HALIS HES software developed by HALIS and being marketed by the Company was developed with the Year 2000 Concern in mind and has been designed to be Year 2000 compliant. This means that HALIS has indicated, and the Company believes, that the HALIS HES software being marketed to customers will accept and recognize date codes for the Year 2000 and beyond, and process that information recognizing the correct year in the date field. Further, the MERAD Technology was also designed to be

Year 2000 compliant. The Company does not believe that the failure of any of the software that it utilizes in its operations from third-party vendors to be Year 2000 compliant will have a material effect on the Company. Nonetheless, the Company will be undertaking a review of its business systems to make a determination whether this belief is sound and justified and will query those vendors whose systems the Company employs to determine their Year 2000 readiness. The Company believes that even if the software it utilizes from vendors is not Year 2000 compliant, there are sufficient alternatives available that the Company can resolve any issues by the fourth quarter of fiscal 1999 without incurring any material amounts to resolve any Year 2000 Concerns.


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

     RECENT OPERATING LOSSES. The Company has incurred losses from operations in each of its last five fiscal years. There can be no assurance that the Company will be able to operate at a profit in the future. The Company may not be able to finance current working capital requirements from operations.

     NEED FOR ADDITIONAL FINANCING. The Company estimates that it needs approximately $600,000 of additional debt or equity capital to complete development and introduction of its new information software technology and to sustain its operations during the next twelve months. In addition, the Company will need to obtain approximately $530,000 of additional capital to pay its outstanding Secured Convertible Debentures, which are past due. There can be no assurance that the Company will be able to obtain such financing, or if obtained, that it will be sufficient or on terms and conditions acceptable to the Company. If such funds are obtained through the issuance of additional equity securities of the Company, there can be no assurance that such shares will be issued at prices or on terms equal to or greater than the offering price or terms of this offering. Any such future equity financing could be dilutive to shareholders of the Company.

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

     PROTECTION OF PROPRIETARY INFORMATION. The Company does not have any patents or registered copyrights and does not anticipate obtaining any patents or registered copyrights in the near future. The Company treats its software and related technical data as confidential and relies on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect what it regards as proprietary information. Competitors and customers may nevertheless be able to copy certain functional aspects of the Company's products.

     POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's common stock may be subject to significant fluctuations in response to the Company's operating results and other factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, which have often been unrelated to the operating performance of particular companies. Such fluctuations and factors such as announcements of technological innovations or new products by the Company or its competitors or third parties, as well as market conditions in the computer software or hardware industries and healthcare reform measures, may have a significant effect on the market price of the Company's common stock.

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

     LIMITATIONS ON BROKER/DEALER SALES OF COMPANY COMMON STOCK; APPLICABILITY OF PENNY STOCK RULES. The Company's common stock is currently traded on the Nasdaq Small Cap Market. To remain listed on the Nasdaq Small Cap Market, the Company must, among other things, maintain a minimum tangible net worth of $2 million and a minimum bid price of $1.00 per share. As of the date of this Memorandum, the Company's tangible net worth was in excess of $2 million, however the bid price for its stock was less than $1.00 per share. There can be no assurance that the Company's revised business strategy will be successful and that its shares of common stock will continue to be listed on the Nasdaq Small Cap Market. In the event that the Company's common stock was delisted from the Nasdaq Small Cap Market, the application of the "Penny Stock Rules" under the Securities and Exchange Act of 1934, as amended, would make it more difficult for broker/dealers to sell the Company's common stock and purchasers of the Shares offered hereby may have difficulty in selling their Shares in the future in the secondary trading market.

     CONTROL BY PAUL W. HARRISON. Paul Harrison, the Chairman of the Board of Directors of the Company, exercises effective control over the Company and beneficially owns approximately 2.7% of the Company's common stock and approximately 37% of the Series P Preferred Stock. Mr. Harrison is also critical to the development of the HALIS HES software owned by HALIS and is the creator of the MERAD Technology. As a result of such concentration of ownership and importance to the Company, Mr. Harrison has the ability to exert significant influence on the policies and affairs of the Company and corporate actions requiring shareholder approval, including the election of the members of the Board of Directors.

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


                           PART II.
                       OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Pursuant to previously executed agreements, during the three-month period ended September 30, 1998, the Company completed a stock exchange with PHE (a shareholder of HALIS) whereby the Company issued 488,400 shares of common stock to PHE in exchange for 1,400,000 shares of HALIS common stock. The Company plans to hold the shares of HALIS stock indefinitely. On October 1, 1998, the Company completed the acquisition of PHE. The Shareholders of PHE received 334,443 shares of the Company's Series P Preferred Stock, stated value $10.00 per share, and other consideration in the merger. PHE was merged into MERAD Software, Inc., a Nevada corporation, and a wholly-owned subsidiary of the Company. At the time of the merger, PHE held 6,177,010 shares of HALIS common stock. The Company issued the securities without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from the registration requirements of such Act contained in Section 4(2) thereof. All of the foregoing securities were acquired for investment purposes.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On March 1, 1998, $580,000 principal amount of the Company's 10% Secured Convertible Debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms and no further extension of the maturity date was obtained by the Company. During the three-month period ended September 30, 1998, $50,000 in fair value of the debentures were paid to the holders thereof. As of September 30, 1998, $530,000 of the debentures remain outstanding and due. The debentures are convertible by the holders thereof into shares of common stock of the Company at the rate of $70 of the outstanding debentures.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report:

     3.1   Articles of Incorporation, as amended, of the Company <F1>
     3.2   Bylaws, as amended, of the Company <F2>
     4.1   Specimen form of the Company's Common Stock certificate
           <F2>
     4.2   HealthWatch, Inc. Stock Option Plan of 1989 <F3>
     4.3   Form of Incentive Stock Option Agreement <F3>
     4.4   Form of Non-statutory Stock Option Agreement <F3>
     4.5   HealthWatch, Inc. Stock Option Plan of 1993 <F4>
     4.6   HealthWatch, Inc. Stock Option Plan of 1995 <F5>

     4.7   HealthWatch, Inc. 1995 Stock Grant and Salary Deferral Plan
           <F5>
     4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) <F6>
     4.9 Subscription and Purchase Agreement between HealthWatch, Inc. and HALIS, Inc. <F7>
     4.10 Certificate of the Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. <F10>
     4.11 Certificate of the Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. <F10>
     10.1 Business Collaboration Agreement dated as of October 10, 1997 between the Company and HALIS, Inc. <F8>.
     10.2 License and Software Development Agreement dated as of October 10, 1997 between the Company and MERAD Corporation
           <F8>.
     10.3 Consulting Agreement dated as of October 10, 1997 among the Company, Paul Harrison Enterprises, Inc. and Paul Harrison
           <F8>.
     10.4 Consulting Agreement dated as of October 10, 1997 between the Company and Larry Fisher <F8>.
     10.5 Agreement and Plan of Merger dated as of September 30, 1998 among HealthWatch, Inc., MERAD Software, Inc. and Paul Harrison Enterprises, Inc. <F9>.
     10.6 Letter of Intent between HealthWatch, Inc. and HALIS, Inc. dated July 14, 1998 <F10>
     27.1  Financial Data Schedule (for SEC use only).
     99.1 Proforma Condensed Consolidated Balance Sheet and Statement of Operations - filed herewith

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the quarter ended September 30, 1998.

     None

---------
[FN]
<F1>  Incorporated herein by reference to the Company's Annual Report,
      Form 10-K, for the year ended June 30, 1990, File No. 0-11476).
<F2>  Incorporated herein by reference to Registration Statement, Form
      S-18 (File No. 2-85688D).
<F3>  Incorporated herein by reference to Registration Statement, Form
      S-2 (File No. 33-42831).
<F4>  Incorporated herein by reference to the Company's Annual Report,
      Form 10-KSB, for the year ended June 30, 1994 (File No.
      0-11476).
<F5>  Incorporated herein by reference to the Company's Annual Report,
      Form 10-KSB, for the year ended June 30, 1996 (File No.
      0-11476).

<F6>  Incorporated herein by reference to Registration Statement, Form
      SB-2 (File No. 33-73462).
<F7>  Incorporated herein by reference to the Company's Annual Report,
      Form 10-KSB, for the year ended June 30, 1997 (File No.
      0-11476).
<F8>  Incorporated herein by reference to the Company's Quarterly
      Report, Form 10-QSB, for the quarter ended December 31, 1997.
<F9>  Incorporated herein by reference to the Company's Current
      Report, Form 8-K, dated October 1, 1998.
<F10> Incorporated herein by reference to the Company's Annual Report,
      Form 10-KSB, for the year ended June 30, 1998 (File No.
      0-11476).

                             SIGNATURES


In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date:   December 1, 1998

                                   HealthWatch, Inc.



                                   By /s/ Paul W. Harrison
                                     ---------------------------------
                                      Paul W. Harrison
                                      (President and Chief Executive
                                       Officer)



                                   By /s/ Annette Agner
                                     ---------------------------------
                                      Annette Agner
                                      (Chief Accounting Officer)

                               EXHIBIT INDEX
                               -------------

Exhibit
Number                          Description
---------                       -----------

  3.1   Articles of Incorporation, as amended, of the Company <F1>
  3.2   Bylaws, as amended, of the Company <F2>
  4.1   Specimen form of the Company's Common Stock certificate <F2>
  4.2   HealthWatch, Inc. Stock Option Plan of 1989 <F3>
  4.3   Form of Incentive Stock Option Agreement <F3>
  4.4   Form of Non-statutory Stock Option Agreement <F3>
  4.5   HealthWatch, Inc. Stock Option Plan of 1993 <F4>
  4.6   HealthWatch, Inc. Stock Option Plan of 1995 <F5>
  4.7   HealthWatch, Inc. 1995 Stock Grant and Salary Deferral Plan
        <F5>
  4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) <F6>
  4.9 Subscription and Purchase Agreement between HealthWatch, Inc. and HALIS, Inc. <F7>
  4.10 Certificate of the Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. <F10>
  4.11 Certificate of the Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. <F10>
  10.1 Business Collaboration Agreement dated as of October 10, 1997 between the Company and HALIS, Inc. <F8>.
  10.2 License and Software Development Agreement dated as of October 10, 1997 between the Company and MERAD Corporation <F8>.
  10.3 Consulting Agreement dated as of October 10, 1997 among the Company, Paul Harrison Enterprises, Inc. and Paul Harrison
        <F8>.
  10.4 Consulting Agreement dated as of October 10, 1997 between the Company and Larry Fisher <F8>.
  10.5 Agreement and Plan of Merger dated as of September 30, 1998 among HealthWatch, Inc., MERAD Software, Inc. and Paul Harrison Enterprises, Inc. <F9>.
  10.6 Letter of Intent between HealthWatch, Inc. and HALIS, Inc. dated July 14, 1998 <F10>.
  27.1  Financial Data Schedule (for SEC use only).
  99.1 Proforma Condensed Consolidated Balance Sheet and Statement of Operations - filed herewith

---------
[FN]
<F1>  Incorporated herein by reference to the Company's Annual Report,
      Form 10-K, for the year ended June 30, 1990, File No. 0-11476).
<F2>  Incorporated herein by reference to Registration Statement, Form
      S-18 (File No. 2-85688D).
<F3>  Incorporated herein by reference to Registration Statement, Form
      S-2 (File No. 33-42831).
<F4>  Incorporated herein by reference to the Company's Annual Report,
      Form 10-KSB, for the year ended June 30, 1994 (File No.
      0-11476).
<F5>  Incorporated herein by reference to the Company's Annual Report,
      Form 10-KSB, for the year ended June 30, 1996 (File No.
      0-11476).
<F6>  Incorporated herein by reference to Registration Statement, Form
      SB-2 (File No. 33-73462).
<F7>  Incorporated herein by reference to the Company's Annual Report,
      Form 10-KSB, for the year ended June 30, 1997 (File No.
      0-11476).
<F8>  Incorporated herein by reference to the Company's Quarterly
      Report, Form 10-QSB, for the quarter ended December 31, 1997.
<F9>  Incorporated herein by reference to the Company's Current
      Report, Form 8-K, dated October 1, 1998.
<F10> Incorporated herein by reference to the Company's Annual Report,
      Form 10-KSB, for the year ended June 30, 1998 (File No.
      0-11476).