Form 10KSB/A
period 1998-06-30
HEALTHWATCH INC
filed 1998-12-03
CIK 725627

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-KSB/A

                              ANNUAL REPORT
                   PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended          Commission file number
            June 30, 1998                       0-11476

                             HEALTHWATCH, INC.*
            (Exact name of registrant as specified in its charter)

              Minnesota                                 84-0916792
     -------------------------------               --------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

       9040 Roswell Road, Suite 470
                  Atlanta, GA                                 30350
    ----------------------------------------                ----------
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

   Documents incorporated by reference:  None.

______________

* Registrant intends to ask stockholders at the 1998 Annual Meeting of Stockholders to approve a change in Registrant's name to MERAD Technologies Corporation.
                                  PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The directors and executive officers of the Company are as follows:

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


     PAUL W. HARRISON has extensive experience in the United States and internationally managing information technology companies. He has been the Chairman & CEO of HALIS, Inc. since November 1996, and a significant owner in PHE, a privately-held information technology management company. Mr. Harrison was the President and Managing Member of AUBIS, LLC from February 1995 to December 1997, which owned two information system companies that were merged into HALIS in November 1996. Mr. Harrison was an executive with and advisor to HBO & Company, a leading healthcare information systems company ("HBOC"), from June 1993 until December 1994. Prior to HBOC, Mr. Harrison was the CEO of BIVEN, Inc. from April 1991 to June 1993, which sold software and other technology-related assets to HBOC in June 1993.

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

     LARRY FISHER has served as Executive Vice President of HALIS, Inc. since June 1997. Mr. Fisher was the founder of Fisher Business Systems, Inc. ("Fisher"), the predecessor of HALIS, and served as a director since its organization in 1979. Mr. Fisher subsequently served as President, Chief Executive Officer and Treasurer of Fisher from 1979 to 1992, and as Chairman of the Board, from December 1992 to November 1996. He led the development of the first generation of Fisher's products for the hospitality marketplace and is a recognized leader in the industry. Under his management, Fisher developed the first integrated point-of-sale and back office system for the food service industry. He also directed Fisher's efforts in the development of its second generation touch screen system. Prior to 1979, Mr. Fisher was Common Stock.employed by IBM for 11 years in several executive sales and marketing positions. In his last such position, Mr. Fisher was responsible for creating, implementing and monitoring national marketing programs for the retail and hospitality industries.

     SANFORD L. SCHWARTZ has been a consultant with Creative Business Strategies, Inc., a business/development consulting firm, since July 1992. He served as Chief Executive Officer of the Company from June 1983 to September 1993. Mr. Schwartz is a director of Renaissance Entertainment Corporation.

     CERTAIN FILINGS. On May 1, 1991, comprehensive new rules promulgated by the Securities and Exchange Commission relating to the reporting of securities transactions by directors and officers became effective. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended June 30, 1998 all required reports were timely filed, except that Richard T. Case and Paul W. Harrison, directors of the Company, each failed to file a Form 3 report on a timely basis reporting their respective ownership of the Company's securities at the time that they were elected a director of the Company.


Item 10.    EXECUTIVE COMPENSATION.

COMPENSATION

     The following table sets forth, on an accrual basis, the aggregate cash compensation paid by the Company and its subsidiaries during the three fiscal years ended June 30, 1998 to the Company's Presidents and Chief Executive Officers and Chairman of the Board of Directors. No officer or director of the Company received compensation of $100,000 or more in fiscal 1996 or 1997.


Name and Principal      Fiscal                          Options        Restricted
     Position            Year    Salary    Bonus    (No. of Shares)   Stock Awards
------------------      ------   ------    -----    ---------------   ------------
Daniel J. Kelly          1998  $137,500  $13,200      120,000 shs.*         --
Former President and     1997    80,770     --        120,000 shs.          --
CEO                      1996        --     --           --                 --

*  Represents repricing of options granted during 1997.


STOCK BASED COMPENSATION

     The Company has a 1989 Incentive Stock Option Plan and 1993 and 1995 Stock Option Plans ("the Plans") for its key employees, directors and consultants to purchase shares of the Company's Common Stock. The Plans provide that the purchase price of the shares covered by incentive stock options may not be less than the fair market value of the shares on the date the option was granted. Nonstatutory stock options granted can be granted at exercise prices of 85% or more of the fair market value of the Company's Common Stock on the date of grant. To date, all options granted under the Plans have been at exercise prices equal to the fair market value of the Common Stock on the date the Company agreed to grant the options.

     The Company has, from time to time, also provided nonstatutory stock options outside of the Plans to directors, officers and consultants and has awarded stock grants to officers, directors, employees and consultants in consideration for services. These nonstatutory options generally have had a term of three to five years and have had exercise prices equal to the fair market value of the Company's Common Stock on the date the options were granted. At November 30, 1998, the Company had an aggregate of 859,584 shares reserved for issuance pursuant to outstanding stock options under the Plans.

DIRECTORS' REPORT. On August 25, 1997 and May 27, 1998, the Board of Directors unanimously approved repricing of most outstanding stock options held by current employees and directors of the Company (a total of 348,714 and 445,380 shares, respectively), including 120,000 and 40,000 shares, respectively, subject to options held by Daniel J. Kelly. It was the Board of Directors' opinion that the repricing of these options was appropriate in view of the Company's inability to provide adequate cash compensation, particularly to its officers and directors, due to the Company's lack of working capital.


     The following table shows option grants during fiscal 1998 to the named executive officer of the Company. Reference is also made to the information included above under "Compensation."

                 Options Granted   Percent of Total    Exercise    Expiration
      Name       in Fiscal 1998    Options Granted      Price         Date
---------------  ---------------   ----------------    --------    ----------

Daniel J. Kelly    40,000 shs.         9.0%           $ .66<1>     12/18/01
Daniel J. Kelly   120,000 shs.        37.3%           $2.80<1>     12/18/01


<F1> These options represent the repricing during fiscal 1998 of previously granted options. The 40,000 share option represents a repricing on May 27, 1998 of one-third of the 120,000 share option which was repriced on August 25, 1997.

     The following table shows the number of options exercised during fiscal 1998 and the 1998 fiscal year-end value of the options held at the end of the fiscal year by the named executive officer.

                                                                                Value of Unexercised
                                                  Number of Unexercised         in-the-money Options
                      Shares Acquired on      Options at June 30, 1998           at June 30, 1998
    Name              Exercise of Options     Exercisable/Unexercisable      Exercisable/Unexercisable
-----------------     -------------------     -------------------------      -------------------------
Daniel J. Kelly               None               40,000/120,000 shs.                 $-0-/$-0-


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth as of November 30, 1998, the shares of Common Stock and percentage of total shares owned by the shareholders known to beneficially own 5% of the Company's outstanding shares of Common Stock, each director and nominee for election to the Board of Directors of the Company and as to all executive officers and directors as a group. All persons indicated have (unless indicated to the contrary) sole or shared with spouse voting and dispositive power over such shares.

Name and Address of Beneficial
Owner, Name of Director or
Nominee or Identity of Group        Amount Beneficially Owned       Percentage
------------------------------      -------------------------       ----------
[S]                                      [C]                           [C]
Paul W. Harrison                         812,832 <1><2>                29.7%
9040 Roswell Road
Suite 470
Atlanta, Georgia 30350

Larry Fisher                             220,666 <1>                   10.5%
9040 Roswell Road
Suite 470
Atlanta, Georgia  30350

Richard T. Case                            8,142 <1>                    *

Sanford L. Schwartz                       26,981 <1><3>                 1.3%

All Officers, Directors and            1,092,571 <1><2><3>             37.9%
Nominees as a Group
(5 persons)
____________________
[FN]
*  Less than one percent of shares outstanding.

<F1> Includes for the following persons the number of shares set forth opposite their name which are issuable within 60 days of the record date upon exercise of outstanding stock purchase options or warrants or conversion of outstanding debentures: Harrison--709,999 shares; Fisher --80,666 shares; Case--8,000 shares; Schwartz--20,214 shares; and all officers and directors as a group--832,879 shares.

<F2> Includes 83,333 shares owned by HALIS, Inc. ("HALIS"), of which Mr.
     Harrison is the Chairman of the Board of Directors and Chief Executive Officer and a major shareholder. Does not include 125,092 shares of Series P Preferred Stock which, subject to approval of the Company's shareholders, would be convertible into 1,250,884 shares of the Company's Common Stock.

<F3> Includes shares owned by Creative Business Strategies, Inc. ("CBS").
     Mr. Schwartz is an officer, director and principal shareholder of CBS.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fourth quarter of calendar 1997, the Company completed a series of transactions with HALIS; two officers and directors of HALIS; MERAD Corporation, which is a wholly-owned subsidiary of Paul Harrison Enterprises, Inc., an affiliate of HALIS; and several shareholders of HALIS in which these parties exchanged 1,100,000 of their shares of HALIS common stock for 880,000 shares of the Company's Common Stock and PHE was granted an option to acquire 320,000 additional shares of the Company's Common Stock in exchange for 400,000 additional shares of HALIS common stock, the exchange ratio being based on the market value for each company's common stock at the time that the transaction was negotiated; and HALIS acquired 83,333 shares of the Company's Common Stock for a purchase price of $125,000. These transactions followed the execution, during August 1997, by the Company and HALIS of a letter of intent which contemplated a merger of the two companies. In furtherance of the business collaboration with HALIS and to assist the Company in maintaining a minimum net worth of $2,000,000 as required by The Nasdaq Stock Market, Inc. for companies whose stock is listed on Nasdaq, during February 1998, the PHE option was exercised by PHE and its assigns and PHE exchanged an additional 1,262,000 shares of HALIS common stock for 378,600 shares of the Company's Common Stock. The exchange ratio for the shares exchanged in February was based on the market value for each company's common stock at the time that the exchange was negotiated.

     Following discussions, HALIS and the Company determined that it would be preferable for the two companies, at that time, to adopt a shared business development strategy, but for each to remain a separate company. To implement this strategy, the Company and HALIS entered into a business collaboration agreement whereby the Company and HALIS share sales prospects and the Company agreed to develop technology and an integration database engine designed to monitor, capture and manage medical information at the point of care.

     In addition, the Company obtained a non-exclusive license from MERAD to certain artificial intelligence computer software and a multimedia database utility, and retained MERAD to develop proprietary software technology which will be used to expand the Company's product offerings to include products and services specifically focused on monitoring, capturing and managing medical information at the point of care. MERAD was to be paid $15,000 per month for 24 months to develop the software and was to be paid a royalty of from 5% to 1% of the gross proceeds the Company derives from the sale of the software.

     Effective October 10, 1997, PHE and Paul W. Harrison entered into a consulting agreement with the Company which expires on December 31, 1998. The agreement provides for, among other things, the payment to PHE commencing on January 1, 1998 of $15,000 per month, the granting of a seven-year nonstatutory stock option to Mr. Harrison representing the right to acquire up to 150,000 shares of the Company's Common Stock at $2.65625 (repriced to $.66 per share on May 27, 1998) per share, the then fair market value for the Company's Common Stock, and to loan to Mr. Harrison up to $200,000 payable in four equal annual installments and bearing interest at 7% per annum. As of the date of this report, $0 had been borrowed pursuant to the loan commitment.

     During the second quarter of fiscal 1999, the Company acquired all of the outstanding shares of PHE, including the shares owned by Mr. Harrison, in exchange for an aggregate of 334,443 shares of the Company's Series P Preferred Stock which, subject to approval of the Company's shareholders, will be convertible into 3,344,320 shares of the Company's Common Stock. For additional information regarding this transaction, see the Company's Current Report (Form 8-K) dated October 7, 1998 filed with the Commission.

     Effective October 10, 1997, Larry Fisher entered into a consulting agreement with the Company which expires on December 31, 1998. The agreement provides, among other things, for the grant of a seven-year nonstatutory stock option representing the right to acquire 80,000 shares of the Company's Common Stock at $2.65625(repriced to $.66 per share on May 27, 1998) per share, the then fair market value for the Company's Common Stock.

     On December 18, 1996, Daniel J. Kelly entered into an employment agreement with the Company pursuant to which he is to be paid $150,000 per annum, is eligible for a bonus of up to one-third of his base salary and received an option to purchase 120,000 shares of the Company's Common Stock. The Agreement provides for a severance payment equal to five months salary if his employment is terminated before December 31, 2000.

     On January 22, 1998, Paul W. Harrison, Larry Fisher and Lindley
S. Branson (a former officer and director of the Company) each loaned the Company $17,000 for a period of 90 days. The loans paid interest at 7% per annum. As additional compensation for making the loans, each was granted a warrant to acquire 16,666 shares of the Company's
Common Stock at $1.71875 per share, the fair market value for the Company's Common Stock on January 22, 1998. These loans were repaid in fiscal 1998. In addition, during January 1998, a $35,000 loan which Mr. Branson made during the fourth quarter of calendar 1997 was paid by the issuance to Mr. Branson of 20,000 shares of the Company's Common Stock.


Item 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)  Listing of Exhibits:

     3.1   Articles of Incorporation, as amended, of the Company <1>.
     3.2   Bylaws, as amended, of the Company <2>.

     4.1   Specimen form of the Company's Common Stock certificate
           <2>.
     4.2   HealthWatch, Inc. Stock Option Plan of 1989 <3>.
     4.3   Form of Incentive Stock Option Agreement <3>.
     4.4   Form of Nonstatutory Stock Option Agreement <4>.
     4.5   HealthWatch, Inc. Stock Option Plan of 1993 <4>.
     4.6   HealthWatch, Inc. Stock Option Plan of 1995 <5>.
     4.7   HealthWatch, Inc. 1995 Stock Grant and Salary Deferral Plan <5>.
     4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate)
           <6>.
     4.9 Subscription and Purchase Agreement between HealthWatch, Inc. and HALIS, Inc. <7>
     4.10 Certificate of the Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. -- previously filed.
     4.11 Certificate of the Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. -- previously filed.
     10.1 License Agreement dated February 27, 1992, as amended September 13, 1993, between Howard R. Everhart and Metamed, Inc. <6>.
     10.2 Second Amendment to License Agreement dated May 9, 1995 between Howard R. Everhart and HealthWatch Technologies, Inc. <7>.
     10.3 Business Collaboration Agreement dated as of October 10, 1997 between the Company and HALIS, Inc. <8>.
     10.4 License and Software Development Agreement dated as of October 10, 1997 between the Company and MERAD Corporation <8>.
     10.5 Consulting Agreement dated as of October 10, 1997 among the Company, Paul Harrison Enterprises, Inc. and Paul Harrison <8>.
     10.6 Consulting Agreement dated as of October 10, 1997 between the Company and Larry Fisher <8>.
     10.7 Agreement and Plan of Merger dated as of September 30, 1998 among HealthWatch, Inc., MERAD Software, Inc. and Paul Harrison Enterprises, Inc. <9>.
     10.8  Letter of Intent between HealthWatch, Inc. and HALIS, Inc.
           dated July 14, 1998 -- previously filed.
     21    Subsidiaries of the Company at June 30, 1998 <6>.
     23.1 Consent of Silverman Olson Thorvilson & Kaufmann, Ltd. -- previously filed.
     27.1  Financial Data Schedule - previously filed.
________________________

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


                                   HEALTHWATCH, INC.



Date:  December 1, 1998            By  /s/ Paul W. Harrison
                                     ------------------------------------
                                     Paul W. Harrison (Chief Executive
                                     Officer)