Form 10QSB
period 1998-12-31
HEALTHWATCH INC
filed 1999-02-19
CIK 725627

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                              FORM 10-QSB

              QUARTERLY-REPORT UNDER SECTION 13 OR 15 (D)
                OF THE SECURITIES EXCHANGE ACT OF 1934.


    For the quarterly period ended                      Commission file number
    ------------------------------                      ---------------------
          December 31, 1998                                    0-11476


                             HEALTHWATCH, INC.
        ---------------------------------------------------------------
        Exact Name of Small Business Issuer as Specified in Its Charter


               Minnesota                                     84-0916792
   -------------------------------                      --------------------
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

                                     N/A
      -----------------------------------------------------------------------
        (Former  Name, Former Address and Former  Fiscal Year, if Changed
                             Since Last Report)


 Check whether the issuer:  (1) filed all reports required to be filed by
 Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X       No
                            ----         ----

   Number of registrant's common shares outstanding at December 31, 1998:

                              2,020,721
                              ---------

    Transitional Small Business Disclosure Format (check one)
                       Yes            No   X
                           ----          ----

                             PART I.
                     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEALTHWATCH, INC.
                      CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)
                           DECEMBER 31, 1998

                                ASSETS

Current Assets
     Cash                                                                                      $37,514
     Accounts Receivable, net of allowance for doubtful
        accounts of $24,633                                                                     92,812
     Inventory                                                                                 289,523
     Other Current Assets                                                                      104,212
                                                                                            ----------
                 Total current assets                                                          524,061

Marketable equity securities - related party                                                 1,299,360
Note Receivable   related party                                                                100,000
Property and equipment, net                                                                     30,899
Intangible assets, net                                                                       1,574,608
Other assets                                                                                    33,323
                                                                                            ----------
                 Total Assets                                                              $ 3,562,251
                                                                                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                      $   328,288
     Accrued compensation and payroll taxes                                                    187,529
     Other accrued expenses - related parties                                                  231,030
     Other accrued expenses - unrelated parties                                                264,546
     Deferred revenue                                                                           23,509
     Current portion of debentures payable
         - related parties                                                                      15,000
     Current portion of debentures payable
         - unrelated parties                                                                   478,000
                                                                                            ----------
                 Total liabilities                                                           1,527,902
                                                                                            ----------

Shareholders' Equity
     Cumulative preferred stock, 5,000,000 shares authorized, par value$.01 per share;
         - 6% Series A, $ 1.00 stated value, 1,145,000 shares issued
             and outstanding                                                                    11,450
         - Series P, $10.00 stated value, 334,432 shares issued and outstanding                  3,344
     Common stock, $.01 par value; 50,000,000 shares authorized,
         2,020,721 issued and outstanding                                                       20,207
     Additional paid-in capital                                                             21,194,129
     Accumulated deficit                                                                   (19,194,781)
                                                                                          ------------
                 Total shareholders' equity                                                  2,034,349
                                                                                          ------------
                 Total liabilities and shareholders' equity                              $   3,562,251
                                                                                          ============

          The accompanying notes are an integral part of these statements.

                                 HEALTHWATCH, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                             Three Months Ended December            Six Months Ended December
                                                1998               1997                1998             1997
                                           ------------        -----------         -----------      -----------
Product sales                               $   296,268         $  297,214          $  661,877      $   664,639
Product cost of sales                           185,426            271,778             451,999          619,558
                                             ----------          ---------           ---------       ----------
         Gross profit                           110,842             25,436             209,878           45,081
                                             ----------          ---------           ---------       ----------

Operating costs and expenses:
    Selling, general and administrative         264,148            387,024             593,954          828,536
    Depreciation and amortization                84,576             70,206             151,572          140,413
    Research and development                     17,727             22,235              53,947           64,859
                                             ----------          ---------           ---------       ----------
Total operating costs and expenses              366,451            479,465             799,473        1,033,808
                                             ----------          ---------           ---------       ----------
Loss from continuing operations                (255,609)          (454,029)           (589,595)        (988,727)
                                             ----------          ---------           ---------       ----------

Other income (expense):
    Unrealized loss on marketable equity
         securities - related party               --                  --              (336,272)            --
    Interest expense                           (16,095)            (13,980)            (32,691)         (30,150)
    Miscellaneous                               (1,143)              1,052               1,173            1,052
                                             ---------           ---------           ---------       ----------
         Total other income (expense)          (17,238)            (12,928)           (367,790)         (29,098)
                                             ---------           ---------           ---------       ----------
Net loss                                    $ (272,847)         $ (466,957)         $ (957,385)     $(1,017,825)
                                             =========           =========           =========       ==========
Net loss per share                          $    (0.12)         $    (0.28)         $    (0.38)     $     (0.83)
                                             =========           =========
Weighted average number of shares
  outstanding                                2,316,825           1,668,141           2,550,005        1,222,644
                                             =========           =========           =========       ==========
                            The accompanying notes are an integral part of these statements

                                 STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                      (UNAUDITED)

                                                                       1998                          1997
                                                                   ---------------            ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (957,385)                 $ (1,017,825)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Common stock issued as payment of expenses                             -                          87,723
     Depreciation and amortization                                      151,572                       140,415
  Unrealized loss on marketable equity securities                       336,272                          -
  Gain on extinguishment of debt                                            -                          (1,052)
  Decrease (increase) in assets:
     Accounts receivable                                                 91,603                        64,398
     Inventory                                                           82,750                        97,634
     Other current assets                                               (10,534)                      (43,929)
     Other assets                                                        (1,261)                        4,643

  Increase (decrease) in liabilities:
     Accounts payable                                                   (31,043)                      (75,304)
     Accrued expenses - related parties                                 (89,566)                      (29,256)
     Accrued expenses - unrelated parties                              (189,661)                       (8,225)
     Deferred revenue                                                   (13,455)                       40,466
     Debentures payable                                                 (87,000)                         -
                                                                      ---------                    ----------
       Net cash used in operating activities                         $ (715,186)                 $   (740,312)
                                                                      ----------                   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property & equipment                                       (1,590)                         -
  Increase in note receivable                                          (100,000)                         -
                                                                      ---------                    ----------
   Net cash provided by investing activities                           (101,590)                         -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (costs) of issuance of common stock                          -                         768,985
  Effect of exchange rate changes on cash                                   -                            (568)
                                                                      ---------                    ----------
   Net cash provided by financing activities                                -                         768,417
                                                                      ---------                    ----------

  Increase (decrease) in cash                                         (816,776)                        28,105

  Cash - beginning of period                                            854,290                       44,634
                                                                      ---------                   ----------
  Cash - end of period                                               $   37,514                  $    72,739
                                                                      =========                   ==========


            The accompanying notes are an integral part of these statements

                           HEALTHWATCH, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                              (UNAUDITED)



PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of December 31, 1998, and it's results of operations and cash flows for the three-months and six-months then ended have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 1998.

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

Certain of the Company's medical products contain both hardware and software components. While the hardware components are classified more as a device, the completed medical equipment including software, include an IT component as the equipment analyzes information and reports diagnostic results to users. This IT software ran on device-oriented hardware regulated by the Federal Food and Drug Administration ("FDA") whereas the Company's new software will run on computer-oriented hardware that does not fall under FDA regulations. Based on the foregoing and the Company's determination that the IT business offered significantly greater opportunities for the Company than did its existing medical products business, the Company's focus during the second half of fiscal 1998 and first half of fiscal 1999 was increasingly on the development of its IT business.

On October 1, 1998, as part of the transformation, the Company acquired Paul Harrison Enterprises, Inc. ("PHE"). PHE owned the MERAD technology, a sophisticated software application utility (the "MERAD Technology") that utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in a virtually unlimited number of combinations to provide efficient applications that can be accessed and processed in both an Internet and Intranet environment. Previously, during fiscal 1998, the Company had obtained a license from MERAD Corporation ("MERAD"), a subsidiary of PHE, for use of the MERAD Technology and retained MERAD to develop proprietary software technology which was to be used to expand the Company's product offerings to include products and services specially focused on monitoring, capturing and managing medical information at the point of care. Due to its limited resources, the Company has not proceeded to develop software that would be used in conjunction with its medical devises. In light of the Company's refined emphasis on utilizing the newly acquired MERAD Technology to develop expanded applications in the healthcare and other industries, the use of this technology to expand the Company's medical devise business is uncertain. The acquisition of PHE, which is a significant shareholder of HALIS, Inc. ("HALIS") also increased the Company's ownership of the common stock of HALIS, a health care IT company, at that time to approximately 19% of HALIS' outstanding shares of common stock. On January 29, 1999, the Company acquired an additional 1,824,645 shares of HALIS' common stock by converting $157,740 owed by HALIS to the Company bringing its interest in the HALIS common stock to approximately 21.9%, and will now account for its investment in HALIS on the equity method of accounting.

In the PHE acquisition, the Shareholders of PHE received 334,432 shares of the Company's Series P Preferred Stock, stated value $10.00 per share (the "Preferred Stock"). Subject to prior approval by the Company's shareholders, the Preferred Stock will be convertible into 3,344,320 shares of the Company's common stock. Paul W. Harrison, Chairman, President and Chief Executive Officer of the Company, received 125,088 of the Series P Preferred Stock and Brian L. Schleicher, Chief Financial Officer and Chief Administrative Officer of the Company received 7,812 of the Series P Preferred Stock. All of the Preferred Stock is non-voting. The Series P Preferred Stock has a cumulative dividend feature of 12%, which adjusts to a maximum of 24% if the shares are not granted the right to convert by certain target dates. As of February 1, 1999, the Series P Preferred Stock accrues a dividend at the rate of 18% per annum. See designation of the Series
P Preferred Stock incorporated by reference from the Company's annual report on Form 10-KSB for the year ended June 30, 1998. In addition to the issuance of the Series P Preferred Stock, the PHE shareholders shall be paid additional consideration based on the percentage of the revenues that the Company receives in connection with the sale of software developed utilizing the MERAD Technology, up to a maximum of $7 million, and certain PHE shareholders received options for approximately 625,000 shares of the Company's common stock with an exercise price of $.96 per share in exchange for previously outstanding options of PHE. Of the outstanding options issued in the PHE acquisition, 583,333 were issued to Paul W. Harrison. During the second quarter of fiscal 1999, the PHE Shareholders, as a group, earned $31,036 as additional consideration, 50% of which will be paid in cash and the balance paid in common stock of the Company.

During fiscal 1999, the Company intends to continue to emphasize the IT business and expects to grow this business through a combination of licensing partners, selected strategic acquisitions and internal sales of its software and services. The Company also expects to continue to expand its collaborative efforts with HALIS and to increase its efforts to market the HALIS Healthcare Enterprise System (the "HALIS HES") product to the Company's customer base (see discussion below). The HALIS HES software, which is owned by HALIS, was developed utilizing the MERAD Technology. As a result of acquiring the MERAD Technology in the PHE acquisition, the Company earns a royalty equal to 10% of the gross revenues generated by HALIS on sales of the HALIS HES and any derivative products or services associated therewith. The Company earned $31,036 in royalties during the three-month period ended December 31, 1998. The Company also will explore the possibility of developing its own information systems utilizing the

MERAD Technology for other information-intensive industries such as financial services, insurance and real estate, and hopes to introduce a new product within the next twelve to twenty-four months, financing permitted. In recognition of this change in the Company's business focus, the Company will ask its stockholders at its next Annual Meeting of Stockholders to approve a change in the Company's name to MERAD Technologies Corporation.


NET INCOME (LOSS) PER SHARE

The net income (loss) per share was computed based on the weighted average number of shares outstanding during the periods without taking into effect outstanding options and warrants.


INVENTORY

Inventory consisted of the following at December 31, 1998 and June 30, 1998:

                                12/31/98                6/30/98

Raw materials                  $ 254,780               $ 159,655
Work in process                    5,790                  75,316
Finished goods                    28,953                 137,302
                                --------                --------
                               $ 289,523               $ 372,273


DEBENTURES PAYABLE

Debentures payable accrue interest at an annual rate of 10%, payable quarterly. The debentures matured on March 1, 1998, and are currently in default. The debentures could be converted, at the option of the holder, at a conversion rate of one share of the Company's common stock for every $70.00 of debentures, plus interest, converted.
During the three-month and six-month period ended December 31, 1998, the Company has repaid $50,000 and $87,000, respectively, of the debentures due and owing.


SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING AND
FINANCING ACTIVITIES

Pursuant to agreements entered into during fiscal 1998, the Company issued an aggregate of 488,400 shares of common stock during the three-month period ended September 30, 1998 to PHE (prior to its acquisition by the Company) in exchange for 1,400,000 shares of Halis common stock owned by PHE. During the three-month period ended December 31, 1998, the Company issued the 334,432 shares of Series P Preferred Stock, and retired 888,400 shares of common stock, (which was all of the Company's common stock owned by PHE at the date of acquisition.) All shares were retired at the price of $.80/share, which represented the discounted approximate trading price at the date of acquisition. Management has determined the fair market value of the shares of Series P Preferred Stock issued to be $2,560,000 based on the approximate trading price for the Company's common stock (into which they would be converted if approved by the Company's shareholders) at the date of the transaction, discounted to factor in the reduction in value stemming from the non-marketable restrictions of the preferred shares issued. During the three month period ended December 31, 1998, the PHE shareholders earned $31,036 of additional consideration based on software sales made during the quarter utilizing the MERAD Technology.
The Company accounted for the acquisition under the purchase method of accounting whereby the assets and liabilities of PHE were recorded at their fair market value as of the date of the acquisition. As a result, the HALIS stock owned by PHE was stepped up to its fair value of $868,488. The $900,164 excess purchase price over fair market value of the net tangible assets acquired has been identified as technology acquired (the MERAD Technology) and is being amortized over a ten-year period.


INVESTMENT IN HALIS COMMON STOCK; HALIS BUSINESS COLLABORATION

As of December 31, 1998, the Company held 8,939,010 shares of the common stock of HALIS, representing approximately 18% of the total outstanding shares. During the three-month period ended September 30, 1998, the Company had recorded an unrealized loss on marketable equity securities of $336,272, relating to a decrease in the market value of the HALIS common shares held by the Company. No additional unrealized loss has been recorded in the three-month period ended December 31, 1998, because management of the Company believes that the HALIS shares are reflected at there approximate fair market value. The Company does not hold the HALIS shares for trading purposes, but rather holds them for long-term investment purposes. Subsequent to year-end, the Company acquired an additional 1,824,645 shares of HALIS common stock increasing its ownership interest in HALIS to in excess of 21%. Consequently, the Company will now account for its investment in HALIS on the equity method of accounting, thereby reflecting its portion of HALIS' earnings or losses in the Company's income statement with a corollary adjustment to its investment account, commencing in the third quarter of fiscal 1999.

During fiscal 1997, the Company determined to expand its business to include health care information software products and services. The decision was based on the Company's desire to improve margins for its medical products, particularly its Life Sciences peripheral vascular diagnostic products, and to expand its product and service offerings in order to increase revenues and to return the Company to profitability. In this connection, the Company entered into a business collaboration agreement with HALIS, pursuant to which the Company and HALIS share sales prospects and the Company is marketing the HALIS HES software to its client base of approximately 1,200 customers that have previously bought the Company's diagnostic equipment. There are no assurances that the Company will be successful in its attempts to sell the HES System to its customer base.

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

On July 14, 1998, the Company entered into a letter of intent (the "1998 Letter of Intent") with HALIS to merge the two companies. However as a result of the volatility of the stock price of the HALIS shares, the consummation of the merger is presently uncertain. Pursuant to the 1998 Letter of Intent, the Company agreed to loan HALIS up to a total of $250,000 pursuant to a 6% debenture maturing in

February 2000 (see Exhibit 10.8).  As of December 31, 1998, the
Company had advanced $100,000 to HALIS under the debenture.
Subsequently, the Company advanced an additional $57,740 to HALIS. On January 29, 1999 the Company exercised its conversion rights in the debenture, and converted the outstanding amounts due to the Company into 1,824,645 shares of HALIS common stock.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


FINANCIAL CONDITION

During the second half of fiscal 1998, the management of the Company determined that the software information technology (IT) business offered significantly greater opportunities for the Company than did its existing medical products business. Accordingly, the Company's focus during fiscal 1998 was increasingly on the development of its IT business. In an effort to gain direct control over its efforts to develop the IT business, the Company acquired PHE on October 1, 1998. As a result of the PHE acquisition, the Company obtained ownership of the MERAD Technology and increased its ownership of HALIS common stock. Subsequent purchases of HALIS common stock has now brought the Company's interest to approximately 21% of HALIS' outstanding shares of common stock.

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

The Company has incurred significant operating losses during the past several years and at December 31, 1998 had a retained earnings deficit of $19,194,781. Until sales of the HES System start materializing in a consistent manner, the Company will require additional debt or equity capital to sustain operations and to continue its business development efforts as it refocuses its medical products business and steps up efforts to sell the HALIS HES software. Any efforts to develop new products utilizing the MERAD Technology will require additional capital that may not be available from operations. Additionally, as a result of its acquisition of PHE, the Company will start to collect royalties from HALIS equal to 10% of any revenues generated by HALIS from products utilizing the MERAD Technology which will hopefully start supplementing revenues from the Company's own operations. While the Company is taking steps to improve its financial condition, shareholders should note that the report of the Company's independent public accountants for the years ended June 30, 1998 and 1997, contained a paragraph noting substantial doubt regarding the Company's ability to continue as a going concern.

Total assets at December 31, 1998 were $3,562,251, an increase of $1,093,255 from total assets of $2,468,996 at June 30, 1998. This difference is the net effect primarily resulting from a decrease in cash of approximately $816,000 and decreases in accounts receivable and inventory of approximately $92,000 and $83,000, respectively. These decreases are offset primarily by the assets added as a result of the acquisition of PHE and its two largest assets of additional marketable securities in HALIS of $868,488 and the technology acquired of $1,048,700, and an increase in notes receivable related party of $100,000. The decreases in working capital are the result of the Company making a concerted effort to conserve working capital by focusing on selling and using inventory on hand. Cash resources have been utilized during this period to offset losses, repay old liabilities and the advance to HALIS under the debenture during the six-month period.

Total liabilities at December 31, 1998 were $1,527,902, a decrease of approximately $247,000 from total liabilities of $1,774,978 at June
30, 1998. This difference is primarily due to the net effect of a payment of $87,000 on the Company's debentures, decreases in accounts payable, accrued compensation and payroll taxes, other accrued expenses, and deferred revenues of approximately $31,000, $95,000, $182,000, and $13,000 respectively, and the addition of PHE liabilities of approximately $118,000 of other accrued expenses-related parties and $44,000 of accounts payable. These reductions were as a result of management's efforts to reduce operating overhead during the six-month period. The PHE accrued expenses-related parties are due to various affiliates and an officer and director of the Company.

Stockholders' equity increased by $1,340,331 from June 30, 1998 to December 31, 1998, primarily due to the acquisition of PHE and the recording of its net assets at fair market value of approximately $1,849,000 and $448,000 resulting from the issuance of 488,400 shares of the Company's common stock. This was offset by a net loss of approximately $957,000 during the six-month period. The fair market value of the PHE net assets represents the fair market value of the transaction of approximately $3,210,000, less a discount factor to $2,560,000. The 2,560,000 fair market value has been reduced by the retirement of the HALIS shares owned by PHE at the date of acquisition of approximately $711,000.


RESULTS OF OPERATIONS

Revenues for the six-month period ending December 31, 1998 were almost identical to the comparable six-month period for the prior year. However, a review of the make-up of these revenues indicates a shift of the Company's revenues from its Pacer product to its MVL product and a movement away from revenues generated from a former subsidiary based in the United Kingdom (which was sold last fiscal year). The Company had no revenues from the Pacer product during the current quarter and only nominal revenues from this product during the first quarter because a previously announced upgrade of the product has not occurred.

Cost of goods sold decreased by approximately $168,000 for the six-month period ended December 31, 1998 compared to the comparable six-month period of the prior year. This represents a shift in revenues during the period to the Company's MVL product that has a higher profit margin than the Pacer product with a low margin, which accounted for a more significant portion of the sales generated during the six-month period in the prior year. Further, costs were reduced as wages, facility allocation and inventory obsolescence have been reduced during the current period as a result of the sale of the United Kingdom subsidiary.

Total operating costs decreased by approximately $235,000 for the six-month period ending December 31, 1998 compared to the comparable period of the prior year, and was primarily reflected in the decrease in selling, general and administrative expenses resulting from the downsizing of the Company from the previous year.

The net loss for the six-month period was approximately $957,000, a decrease of approximately $61,000 over the comparable period of the prior year. The decrease is the effect of the decrease in selling, general and administrative expenses resulting from the downsizing of the Company from the previous year, and additional recognition of $336,272 of unrealized loss on marketable equity securities that was deemed to be other than temporary.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had approximately $131,000 in cash and accounts receivable, a decrease of approximately $908,000 from June 30, 1998. Cash reserves for the Company continue to be inadequate. The Company continues to monitor its cash situation very closely. While the downsizing of the Company has reduced its cash requirements, if the Company is unable to increase revenues or contain costs further, the Company may not be able to continue to generate sufficient cash flow from its operations to meet its obligations without seeking debt financing or additional capital.

The Company has a significant investment in HALIS and considers its investment in HALIS to be a long-term investment. However, in the event that the Company is unable to raise additional capital, it may be required to sell shares of the HALIS common stock. The HALIS common stock is traded in the over-the-counter market on the NASDAQ Bulletin Board. The 8,939,010 shares of HALIS common stock owned by the Company at December 31, 1998 represents approximately 19% of the total outstanding shares of HALIS common stock (which was increased to 10,763,655 shares, approximately 21%, as of January 29,1999). Due to the fact that the Company may be considered an affiliate of HALIS, the Company's ability to sell its HALIS shares could be adversely affected by the requirement of Rule 144 promulgated by the Securities and Exchange Commission, which could limit the number of HALIS shares that could be sold in any three-month period. There can be no assurance as to the price the Company could receive for the HALIS common stock if it were required to sell the stock to raise additional working capital.


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


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled "Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RECENT OPERATING LOSSES. The Company has incurred losses from operations in each of its last five fiscal years. There can be no assurance that the Company will be able to operate at a profit in the future. The Company may not be able to finance current working capital requirements from operations.

NEED FOR ADDITIONAL FINANCING. Although the Company raised $300,000 during January 1999, the Company estimates that it needs approximately $300,000 to $600,000 from operations or additional debt or equity capital to complete development and introduction of its new information software technology and to sustain its operations during the next twelve months. In addition, the Company will need to obtain approximately $500,000 of additional capital to pay its outstanding Secured Convertible Debentures, which are past due. There can be no assurance that the Company will be able to obtain such amounts from operations or that financing, if obtained, will be sufficient or on terms and conditions acceptable to the Company. If such funds are obtained through the issuance of additional equity securities of the Company, there can be no assurance that such shares will be issued at prices or on terms equal to or greater than the offering price or terms of this offering. Any such future equity financing could be dilutive to shareholders of the Company.

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

FLUCTUATIONS IN QUARTERLY PERFORMANCE. The Company's future product sales, and royalties are expected to be derived primarily from the sale of software systems and related services in the healthcare industry, the market for which is still developing. Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in the closing of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, operating and net income to fall substantially short of anticipated levels. The

Company's total revenues and net income levels could also be adversely affected by cancellations or delays of orders, interruptions or delays in the supply of key components, changes in customer base or product mix, seasonal patterns of capital spending by customers, delays in purchase decisions due to new product announcements by the Company or its competitors, increased competition and reductions in average selling prices.

LIMITATIONS ON BROKER/DEALER SALES OF COMPANY COMMON STOCK; APPLICABILITY OF PENNY STOCK RULES. The Company's common stock is currently traded on the Nasdaq Small Cap Market. To remain listed on the Nasdaq Small Cap Market, the Company must, among other things, maintain a minimum tangible net worth of $2 million and a minimum bid price of $1.00 per share. As of the date of this filing, the Company's tangible net worth was in excess of $2 million. However the Company has been notified by Nasdaq that its listing was in jeopardy if it was not able to maintain a minimum closing bid price of at least $1.00 per share for at least 10 consecutive trading days. As of February 5, 1999 the closing bid price for the Company's stock was in excess of $1.00 per share for more than ten consecutive trading days. Accordingly, the Company believes that it has satisfied both conditions to allow it to continue to be listed by Nasdaq on the small capital market. However, due to the volatility of the Company's stock price and the level of losses it has experienced, there can be no assurance that the Company's revised business strategy will be successful and that its shares of common stock will continue to be listed on the Nasdaq Small Cap Market. In the event that the Company's common stock is delisted from the Nasdaq Small Cap Market, the application of the "Penny Stock Rules" under the Securities and Exchange Act of 1934, as amended, would make it more difficult for broker/dealers to sell the Company's common stock and purchasers of the Shares offered hereby may have difficulty in selling their Shares in the future in the secondary trading market.

CONTROL BY PAUL W. HARRISON. Paul Harrison, the Chairman of the Board of Directors of the Company, exercises effective control over the Company and beneficially owns approximately 8.27% of the Company's common stock and approximately 37% of the Series P Preferred Stock. Mr. Harrison is also critical to the development of the HALIS HES software owned by HALIS and is the creator of the MERAD Technology.
As a result of such concentration of ownership and importance to the Company, Mr. Harrison has the ability to exert significant influence on the policies and affairs of the Company and corporate actions requiring shareholder approval, including the election of the members of the Board of Directors.

COMPETITION. There are many companies that produce equipment and software that competes with the Company's current and proposed products. Most of the Company's competitors have substantially greater financial and marketing resources than the Company. The Company expects that these competitors will continue to compete aggressively with tactics such as offering volume discounts based on "bundled" purchases of a broader-range of medical equipment and supplies, a tactic that the Company is unable to pursue except on a joint venture basis. There can be no assurance that such competition will not adversely affect the Company's results of operations or its ability to maintain or increase sales and market share. Competition could require that the Company commit significantly greater resources to the introduction of its products than would otherwise be required.

                               PART II.
                           OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to previously executed agreements, during the three- month period ended December 31, 1998, the Company completed the acquisition of PHE. The Shareholders of PHE received 334,432 shares of the Company's Series P Preferred Stock, stated value $10.00 per share, and other consideration in the merger. PHE was merged into MERAD Software, Inc., a Nevada corporation, and a wholly-owned subsidiary of the Company. At the time of the merger, PHE held 6,177,010 shares of HALIS common stock. The Company issued 488,400 shares of common stock to PHE in connection with the subscription and exchange agreements previously entered by the Company. The Company issued the securities without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from the registration requirements of such Act contained in Section 4(2) thereof. All of the foregoing securities were acquired for investment purposes. As a result of the acquisition of PHE, the Company retired 888,400 of its common stock that was held by PHE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On March 1, 1998, $580,000 principal amount of the Company's 10% Secured Convertible Debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms and the Company obtained no further extension of the maturity date. During the six-month period ended December 31, 1998, $87,000 in fair value of the debentures was paid to the holders thereof. As of December 31, 1998, $493,000 of the debentures remains outstanding and due, plus approximately $102,000 in accrued but unpaid interest. The debentures are convertible by the holders thereof into shares of common stock of the Company at the rate of $70 of the outstanding debentures.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report:

3.1  Articles of Incorporation, as amended, of the Company <F1>
3.2  Bylaws, as amended, of the Company <F2>
4.1  Specimen form of the Company's Common Stock certificate <F2>
4.2  HealthWatch, Inc. Stock Option Plan of 1989  <F3>
4.3  Form of Incentive Stock Option Agreement  <F3>
4.4  Form of Non-statutory Stock Option Agreement  <F3>
4.5  HealthWatch, Inc. Stock Option Plan of 1993  <F4>
4.6  HealthWatch, Inc. Stock Option Plan of 1996  <F5>
4.7  HealthWatch, Inc. 1995 Stock Grant and Salary Deferral Plan  <F5>
4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) <F6>

4.9 Subscription and Purchase Agreement between HealthWatch, Inc. and HALIS, Inc. <F7>
4.10 Certificate of the Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. <F10>
4.11 Certificate of the Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc.
     <F10>
10.1 Business Collaboration Agreement dated as of October 10, 1997 between the Company and HALIS, Inc. <F8>
10.2 License and Software Development Agreement dated as of October 10, 1997 between the Company and MERAD Corporation <F8>
10.3 Consulting Agreement dated as of October 10, 1997 among the Company, Paul Harrison Enterprises, Inc. and Paul Harrison <F8>
10.4 Consulting Agreement dated as of October 10, 1997 between the Company and Larry Fisher <F8>
10.5 Agreement and Plan of Merger dated as of September 30, 1998 among HealthWatch, Inc., MERAD Software, Inc. and Paul Harrison Enterprises, Inc. <F9>
10.6 Letter of Intent between HealthWatch, Inc. and HALIS, Inc. dated July 14, 1998 <F10>
27.1 Financial Data Schedule (for SEC use only).
99.1 Proforma Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 1998 and 1997 - filed herewith

(b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended December 31, 1998.

     1) Form 8K was filed on October 8, 1998 with regard to the acquisition of Paul Harrison Enterprises, Inc. by the Company.

------------
[FN]
<F1>  Incorporated herein by reference to the Company's Annual Report,
      Form 10-K, for the year ended June 30, 1990, File No, 0-11476.
<F2>  Incorporated herein by reference to Registration Statement,
      Form S-18 (File No. 2-85688D).
<F3>  Incorporated herein by reference to Registration Statement S-2
      (File No. 33-42831).
<F4>  Incorporated herein by reference to the Company's Annual
      Report Form 10-KSB, for the year ended June 30, 1994 (File No.
      0-11476).
<F5>  Incorporated herein by reference to the Company's Annual
      Report Form 10-KSB, for the year ended June 30, 1996 (File No. 0-
      11476).
<F6>  Incorporated herein by reference to Registration Statement SB-2
      (File No. 33-73462).
<F7>  Incorporated herein by reference to the Company's Annual
      Report Form 10-KSB, for the year ended June 30, 1997 (File No. 0-
      11476).
<F8>  Incorporated herein by reference to the Company's Quarterly
      Report Form 10QSB, for the quarter ended December 31, 1997.
<F9>  Incorporated herein by reference to the Company's Report, Form
      8-K, dated October 1, 1998.
<F10> Incorporated herein by reference to the Company's Annual
      Report Form 10-KSB, for the year ended June 30, 1998 (File No. 0-
      11476).

                              SIGNATURES


     In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date:   February 18, 1999

                              HealthWatch, Inc.



                              By /s/ Paul W. Harrison
                                 ----------------------------------------
                                 Paul W. Harrison
                                 (Chairman, President and Chief Executive
                                 Officer)



                              By /s/ Brian L. Schleicher
                                 ----------------------------------------
                                 Brian L. Schleicher
                                 (Chief Financial Officer, Chief
                                 Administrative Officer and General
                                 Counsel)

                             EXHIBIT INDEX


Number                          Description
------                          -----------


3.1    Articles of Incorporation, as amended, of the Company  <F1>
3.2    Bylaws, as amended, of the Company  <F2>
4.1    Specimen form of the Company's Common Stock certificate <F2>
4.2    HealthWatch, Inc. Stock Option Plan of 1989  <F3>
4.3    Form of Incentive Stock Option Agreement  <F3>
4.4    Form of Non-statutory Stock Option Agreement  <F3>
4.5    HealthWatch, Inc. Stock Option Plan of 1993  <F4>
4.6    HealthWatch, Inc. Stock Option Plan of 1996  <F5>
4.7    HealthWatch, Inc. 1995 Stock Grant and Salary Deferral Plan  <F5>
4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) <F6>
4.9 Subscription and Purchase Agreement between HealthWatch, Inc. and HALIS, Inc. <F7>
4.10 Certificate of the Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. <F10>
4.11 Certificate of the Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc.
       <F10>
10.1 Business Collaboration Agreement dated as of October 10, 1997 between the Company and HALIS, Inc. <F8>
10.2   License and Software Development Agreement dated as of October
       10, 1997 between the Company and MERAD Corporation  <F8>
10.3 Consulting Agreement dated as of October 10, 1997 among the Company, Paul Harrison Enterprises, Inc. and Paul Harrison <F8>
10.4 Consulting Agreement dated as of October 10, 1997 between the Company and Larry Fisher <F8>
10.5 Agreement and Plan of Merger dated as of September 30, 1998 among HealthWatch, Inc., MERAD Software, Inc. and Paul Harrison Enterprises, Inc. <F9>
10.6 Letter of Intent between HealthWatch, Inc. and HALIS, Inc. dated July 14, 1998 <F10>
27.1   Financial Data Schedule (for SEC use only).
99.1 Proforma Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 1998 and 1997- filed herewith

------------

[FN]
<F1>  Incorporated herein by reference to the Company's Annual Report,
      Form 10-K, for the year ended June 30, 1990, file No, 0-11476.
<F2>  Incorporated herein by reference to Registration Statement,
      Form S-18 (File No. 2-85688D).
<F3>  Incorporated herein by reference to Registration Statement S-2
      (File No. 33-42831).
<F4>  Incorporated herein by reference to the Company's Annual
      Report Form 10-KSB, for the year ended June 30, 1994 (File No. 0-
      11476).
<F5>  Incorporated herein by reference to the Company's Annual
      Report Form 10-KSB, for the year ended June 30, 1996 (File No. 0-
      11476).

<F6>  Incorporated herein by reference to Registration Statement SB-2
      (File No. 33-73462).
<F7>  Incorporated herein by reference to the Company's Annual
      Report Form 10-KSB, for the year ended June 30, 1997 (File No.
      0-11476).
<F8>  Incorporated herein by reference to the Company's Quarterly
      Report Form 10QSB, for the quarter ended December 31, 1997.
<F9>  Incorporated herein by reference to the Company's Report, Form
      8-K, dated October 1, 1998.
<F10> Incorporated herein by reference to the Company's Annual
      Report Form 10-KSB, for the year ended June 30, 1998 (File No.
      0-11476).