Form 10QSB
period 1999-03-31
HEALTHWATCH INC
filed 1999-05-21
CIK 725627

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                              FORM 10-QSB

              QUARTERLY-REPORT UNDER SECTION 13 OR 15 (D)
                OF THE SECURITIES EXCHANGE ACT OF 1934.


  For the quarterly period ended                      Commission file number
  ------------------------------                      ---------------------
          March 31, 1999                                      0-11476


                               HEALTHWATCH, INC.
        ---------------------------------------------------------------
        Exact Name of Small Business Issuer as Specified in Its Charter


             Minnesota                                       84-0916792
   -------------------------------                      --------------------
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

                                       N/A
      ---------------------------------------------------------------------
        (Former  Name, Former Address and Former  Fiscal Year, if Changed
                               Since Last Report)


 Check whether the issuer:  (1) filed all reports required to be filed by
 Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X       No
                            -----        ----

   Number of registrant's common shares outstanding at April 30, 1999:

                                  3,021,525
                                  ---------

    Transitional Small Business Disclosure Format (check one)
                       Yes            No   X
                           ----          ----

                             PART I.
                     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEALTHWATCH, INC.
                      CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)
                           MARCH 31, 1999

                                ASSETS

Current Assets
     Cash                                                                                  $   104,283
     Accounts Receivable, net of allowance for doubtful
        accounts of $24,633                                                                     91,983
     Inventory                                                                                 278,308
     Receivables   related party                                                               101,815
     Other Current Assets                                                                       29,720
                                                                                            ----------
                 Total current assets                                                          606,109

Marketable equity securities - related party                                                 1,897,094
Property and equipment, net                                                                     25,649
Intangible assets, net                                                                       1,534,134
Other assets                                                                                    34,010
                                                                                            ----------
                 Total Assets                                                              $ 4,096,996
                                                                                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                      $   126,671
     Accrued compensation and payroll taxes                                                    181,426
     Other accrued expenses - related parties                                                  214,636
     Other accrued expenses - unrelated parties                                                493,259
     Deferred revenue                                                                           34,236
     Current portion of debentures payable
         - related parties                                                                      15,000
     Current portion of debentures payable
         - unrelated parties                                                                   465,000
                                                                                            ----------
                 Total liabilities                                                           1,530,228
                                                                                            ----------

Shareholders' Equity
     Cumulative preferred stock, 5,000,000 shares authorized, par value$.01 per share;
         - 6% Series A, $ 1.00 stated value, 1,145,000 shares issued
             and outstanding                                                                    11,450
         - Series P, $10.00 stated value, 334,432 shares issued and outstanding                  3,344
     Common stock, $.01 par value; 50,000,000 shares authorized,
         2,020,721 issued and outstanding                                                       30,215
     Additional paid-in capital                                                             21,609,121
     Accumulated deficit                                                                   (19,087,362)
                                                                                           -----------
                 Total shareholders' equity                                                  2,566,768
                                                                                           -----------
                 Total liabilities and shareholders' equity                               $  4,096,996
                                                                                           ===========

         The accompanying notes are an integral part of these statements.

                                 HEALTHWATCH, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                               Three Months Ended March               Nine Months Ended March
                                                1999               1998                1999             1998
                                           ------------        -----------         -----------      -----------
Product sales                               $   314,145         $  449,026          $  976,022      $ 1,113,665
Product cost of sales                           162,844            291,337             614,843          910,895
                                             ----------          ---------           ---------       ----------
         Gross profit                           151,301            157,689             361,179          202,770
                                             ----------          ---------           ---------       ----------

Operating costs and expenses:
    Selling, general and administrative         260,951            460,370             854,905        1,288,906
    Depreciation and amortization                91,372             70,209             242,944          210,622
    Research and development                    113,619             17,773             167,566           82,632
                                             ----------          ---------           ---------       ----------
Total operating costs and expenses              456,942            548,352           1,265,415        1,582,160
                                             ----------          ---------           ---------       ----------
Loss from continuing operations                (314,641)          (390,663)           (904,236)      (1,379,390)
                                             ----------          ---------           ---------       ----------

Other income (expense):
    Unrealized loss on marketable equity
         securities - related party               --                  --                  --              --
    Equity in earnings of subsidiary             7,808                --               103,721            --
    Interest expense                           (17,933)            (15,735)            (50,624)         (45,885)
    Miscellaneous                                 --                  --                 1,173            1,052
    Loss on sale of division                      --              (102,884)                            (102,884)
                                             ---------           ---------           ---------       ----------
         Total other income (expense)          (10,125)           (118,619)             54,270         (147,717)
                                             ---------           ---------           ---------       ----------
Net loss                                    $ (324,766)         $ (509,282)         $ (849,966)     $(1,527,107)
                                             =========           =========           =========       ==========
Net loss per share                          $    (0.12)         $    (0.21)         $    (0.33)     $     (0.95)
                                             =========           =========           =========       ==========
Weighted average number of shares
  outstanding                                2,673,248           2,388,311           2,590,469        1,607,358
                                             =========           =========           =========       ==========

                            The accompanying notes are an integral part of these statements.

                                 STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                      (UNAUDITED)

                                                                       1999                          1998
                                                                   ---------------            ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (849,966)                 $ (1,527,107)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Common stock issued as payment of expenses                             -                          92,423
     Depreciation and amortization                                      242,944                       210,624
     Unrealized loss on marketable equity securities                        -                             -
     Equity in earnings of subsidiary                                  (103,721)                          -
     Gain on extinguishment of debt                                         -                          (1,052)
     Loss on sale of division                                               -                          90,876
  Decrease (increase) in assets:
     Accounts receivable                                                 92,432                       (59,589)
     Inventory                                                           93,965                       185,344
     Receivables   related parties                                      (16,905)                          -
     Other current assets                                               (20,952)                       (4,165)
     Other assets                                                           574                        29,643

  Increase (decrease) in liabilities:
     Accounts payable                                                  (232,660)                      (18,467)
     Accrued expenses - related parties                                (151,608)                      (29,256)
     Accrued expenses - unrelated parties                                32,949                        95,737
     Deferred revenue                                                    (2,728)                        1,567
                                                                      ---------                    ----------
       Net cash used in operating activities                           (915,676)                     (933,422)
                                                                      ----------                   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property & equipment                                       (1,590)                          -
  Increase (decrease) in note receivable   related party               (157,741)                          -
                                                                      ---------                    ----------
       Net cash used in investing activities                           (159,331)                         -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (repayment) of debentures payable                           (100,000)                       51,000
  Net proceeds (costs) of issuance of common stock                      425,000                       846,485
  Effect of exchange rate changes on cash                                   -                          (1,981)
                                                                      ---------                    ----------
   Net cash provided by financing activities                            325,000                       895,504
                                                                      ---------                    ----------

  Increase (decrease) in cash                                          (750,007)                      (37,918)

  Cash - beginning of period                                            854,290                        44,634
                                                                      ---------                    ----------
  Cash - end of period                                               $  104,283                  $      6,716
                                                                       =========                   ==========


                     The accompanying notes are an integral part of these statements.

                           HEALTHWATCH, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED MARCH 31, 1999
                              (UNAUDITED)



PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 1999, and it's results of operations and cash flows for the three-months and nine-months then ended have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 1998.


MANAGEMENT'S OPERATING PLANS

As a result of recurring losses and negative cash flow from operations, management has reviewed its operational and financial plans relative to the Company's ability to continue in existence with its historical lines of business and has refocused the Company into an information technology company. The Company, now d/b/a MERAD Technologies Corporation, is in the process of changing from a company primarily involved in the manufacture and marketing of medical products to a company primarily involved in the software information technology ("IT") business, and will be seeking the approval of its shareholders for a name change at its next annual meeting.

On October 1, 1998, as part of the transformation, the Company acquired Paul Harrison Enterprises, Inc. ("PHE"). PHE owned the MERAD technology, a sophisticated virtual software application utility (the "MERAD Technology") that utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in a virtually unlimited number of combinations to provide efficient applications that can be accessed and processed in both an Internet and Intranet environment. Previously, during fiscal 1998, the Company had obtained a license from MERAD Corporation ("MERAD"), a subsidiary of PHE, for use of the MERAD Technology and retained MERAD to develop proprietary software technology which was to be used to expand the Company's product offerings to include products and services specially focused on monitoring, capturing and managing medical information at the point of care. Due to its limited resources, the Company has not proceeded to develop software that would be used in conjunction with its medical devices. In light of the Company's refined emphasis on utilizing the newly acquired MERAD Technology to develop expanded applications in the healthcare and other industries, the use of this technology to expand the Company's medical device business is uncertain. The acquisition of PHE, which is a significant shareholder of HALIS, Inc. ("HALIS"), also increased the Company's ownership of the common stock of HALIS, a healthcare IT company, at that time to approximately 19% of HALIS' outstanding shares of common stock. On January 29, 1999, the Company acquired an additional 1,824,645 shares of HALIS' common stock by converting
$157,741 owed by HALIS to the Company pursuant to a debenture, bringing its interest in the HALIS common stock to approximately 21.9%, and will now account for its investment in HALIS on the equity method of accounting.

In the PHE acquisition, the Shareholders of PHE received 334,432 shares of the Company's Series P Preferred Stock, stated value $10.00 per share (the "Preferred Stock"). Subject to prior approval by the Company's shareholders, the Preferred Stock will be convertible into 3,344,320 shares of the Company's common stock. Paul W. Harrison, Chairman, President and Chief Executive Officer of the Company, received 125,088 of the Series P Preferred Stock and Brian L. Schleicher, Chief Financial Officer and Chief Administrative Officer of the Company received 7,812 of the Series P Preferred Stock. All of the Preferred Stock is non-voting.
The Series P Preferred Stock has a cumulative dividend feature of 12%, which adjusts to a maximum of 24% if the shares are not granted the right to convert by certain target dates. As of February 1, 1999, the Series P Preferred Stock accrues a dividend at the rate of 18% per annum. See designation of the Series P Preferred Stock incorporated by reference from the Company's annual report on Form 10-KSB for the year ended June 30, 1998. In addition to the issuance of the Series P Preferred Stock, the PHE shareholders shall be paid additional consideration based on the percentage of the revenues that the Company receives in connection with the sale of software developed utilizing the MERAD Technology, up to a maximum of $7 million, and certain PHE shareholders received options for approximately 625,000 shares of the Company's common stock with an exercise price of $.96 per share in exchange for previously outstanding options of PHE. Of the outstanding options issued in the PHE acquisition, 583,333 were issued to Paul W. Harrison. During the second and third quarters of fiscal 1999, the PHE Shareholders, as a group, earned $31,036 and $45,648, respectively, as additional consideration, 50% of which will be paid in cash and the balance paid in common stock of the Company.

During fiscal 1999, the Company intends to continue to emphasize the IT business and provide IT services and support to its customers and to HALIS, its affiliate. Additionally, the Company is in the process of identifying strategic acquisition candidates in the systems integration and support area that will enhance the Company's ability to provide these services. The Company also expects to continue to expand its collaborative efforts with HALIS and to increase its efforts to market the HALIS Healthcare Enterprise System (the "HALIS HES") product to the Company's customer base (see discussion below).
The HALIS HES software, which is owned by HALIS, was developed utilizing the MERAD Technology. As a result of acquiring the MERAD Technology in the PHE acquisition, the Company earns a royalty equal to 10% of the gross revenues generated by HALIS on sales of the HALIS HES and any derivative products or services associated therewith. The Company earned $31,036 and $76,684 in royalties during the three-month and nine-month period ended March 31, 1999. The Company also will explore the possibility of developing its own information systems utilizing the MERAD Technology for other information-intensive industries such as financial services, insurance and real estate, and hopes to introduce a new product within the next twelve to twenty-four months, financing permitting. In recognition of this change in the Company's business focus, the Company will ask its stockholders at its next Annual
Meeting of Stockholders to approve a change in the Company's name to MERAD Technologies Corporation.

NET INCOME (LOSS) PER SHARE

The net income (loss) per share was computed based on the weighted average number of shares outstanding during the periods without taking into effect outstanding options and warrants.

INVENTORY

Inventory consisted of the following at March 31, 1999 and June 30, 1998:

                                 3/31/99                6/30/98

Raw materials                  $ 244,911               $ 159,655
Work in process                    5,566                  75,316
Finished goods                    27,831                 137,302
                                --------                --------
                               $ 278,308               $ 372,273

DEBENTURES PAYABLE

Debentures payable accrue interest at an annual rate of 10%, payable quarterly. The debentures matured on March 1, 1998, and are currently in default as to the payment of principal and past due interest. The debentures could be converted, at the option of the holder, at a conversion rate of one share of the Company's common stock for every $70.00 of debentures, plus interest, converted. During the three-month and nine-month periods ended March 31, 1999, the Company has repaid $13,000 and $100,000, respectively, of the debentures due and owing. The Company will attempt to reach an agreement with the holders of the debentures prior to the end of the current fiscal year in an effort to resolve the amounts outstanding or otherwise bring the debentures out of their default status.

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING AND
FINANCING ACTIVITIES

Pursuant to agreements entered into during fiscal 1998, the Company issued to PHE an aggregate of 488,400 shares of common stock during the three-month period ended September 30, 1998 (prior to its acquisition by the Company) in exchange for 1,400,000 shares of HALIS' common stock owned by PHE. During the three-month period ended December 31, 1998, the Company issued the 334,432 shares of Series P Preferred Stock, and retired 888,400 shares of common stock, (which was all of the Company's common stock owned by PHE at the date of acquisition). All shares were retired at the price of $.80/share, which represented the discounted approximate trading price at the date of acquisition. Management has determined the fair market value of the shares of Series P Preferred Stock issued to be $2,560,000 based on the approximate trading price for the Company's common stock (into which they would be converted if approved by the Company's shareholders) at the date of the transaction, discounted to factor in the reduction in value stemming from the non-marketable restrictions of the preferred shares issued. During the three-month and nine-month periods ended March 31, 1999, the PHE shareholders earned $31,036 and $76,684 of additional consideration based on software sales made during the quarter utilizing the MERAD Technology. The Company accounted for the acquisition under the purchase method of accounting whereby the assets and liabilities of PHE were recorded at their fair market value as of the date of the acquisition. As a result, the HALIS stock owned by PHE was stepped up to its fair value of $868,488.
The $900,164 excess purchase price over fair market value of the net tangible assets acquired has been identified as technology acquired (the
MERAD Technology) and is being amortized over a ten-year period.

During the three-month period ended March 31, 1999, the Company received 1,824,645 of common stock of HALIS in exchange for a 6% convertible debenture and subsequent advances totaling $157,741. The conversion brought the Company's total investment in HALIS to 21.9% of HALIS outstanding common stock. During the three months ended March 31, 1999, the Company converted its accounting for this long-term investment to the equity method. Under generally accepted accounting principles, the change is considered a change in accounting principle and requires the Company to recalculate and restate the carrying value of its investment as if the investment was accounted for under the equity method as of the date of its initial acquisition.


INVESTMENT IN HALIS COMMON STOCK; HALIS BUSINESS COLLABORATION

As of March 31, 1999, the Company held 10,763,655 shares of the common stock of HALIS, representing approximately 21.0% of the total outstanding shares. The Company does not hold the HALIS shares for trading purposes, but rather holds them for long-term investment purposes. During the three months ended March 31, 1999, the Company acquired an additional 1,824,645 shares of HALIS common stock increasing its ownership interest in HALIS to its present holdings. Consequently, until this additional acquisition, the Company reflected its interest in HALIS at cost but is now required by generally accepted accounting principles to account for its investment in HALIS on the equity method of accounting, thereby reflecting its portion of HALIS' earnings or losses in the Company's income statement with a corollary adjustment to its investment account. Additionally, the Company was required to recalculate and restate the carrying value of its investment as if the investment was accounted for under the equity method as of the date of its initial acquisition. The Company's change in method to the equity method is considered a change in accounting principle. The cumulative effect of changing to the new accounting principle on the amount of retained earnings at the beginning of the fiscal year is required to be reported in net income of the period of change. Due to the Company's determination that a decline in market value at June 30, 1998 was other than temporary, and the related unrealized loss of $1,824,605 was included in net income for the year ended June 30, 1998, the Company did not restate the value of the shares held at June 30, 1998 above the fair market value at that date of $318,708. Hence, there is no cumulative effect of an accounting change reported in the Company's statement of operations.
Subsequent increases in the carrying value of the investment related to additional shares being acquired in October 1998 and January 1999 as disclosed above. Other increases and decreases to the investment relate to the Company recording its pro-rata share of HALIS net income or loss for each of the quarters ended September 1998, December 1998 and March 1999.
The Company's share of HALIS' net income for the three-month and nine-month periods ended March 31, 1999 was $7,808 and $103,721, respectively.

Due to the accounting change taking place in the third quarter, the Company is required to restate its operating results for each of the interim periods since the close of its last fiscal year. The change was to decrease the net loss for the quarter ended September 30, 1998 by $319,287, decrease the net loss for the quarter ended December 31, 1998 by $112,898, and decrease the net loss for the quarter ended March 31, 1999 by $7,808. The change in year to date net income is an increase of $432,185.
The increase is the result of recording the Company's share of HALIS' net income of $103,721 and the reversal of a $336,272 write down of the investment to fair market value during the quarter ended September 30, 1998.

The carrying value of the investment at March 31, 1999 is $1,897,094. Based on the closing bid price of the HALIS shares on March 31, 1999, the shares have a fair market value of approximately $2.7 million.

During fiscal 1997, the Company determined to expand its business to include healthcare information software products and services. The decision was based on the Company's desire to improve margins for its medical products, particularly its Life Sciences peripheral vascular diagnostic products, and to expand its product and service offerings in order to increase revenues and to return the Company to profitability. In this connection, the Company entered into a business collaboration agreement with HALIS, pursuant to which the Company and HALIS share sales prospects and the Company is marketing the HALIS HES software to its client base of approximately 1,200 customers that have previously bought the Company's diagnostic equipment. There are no assurances that the Company will be successful in its attempts to sell the HALIS HES software to its customer base.

HALIS, based in Atlanta, Georgia, supplies information technology and services focused on the healthcare industry. Utilizing advanced healthcare models and information technology, HALIS has developed the HALIS HES software utilizing the MERAD Technology, a single system which integrates all of the major functions needed by clinics, hospitals, healthcare practices, payors, long-term care facilities, laboratories, pharmacies and home healthcare facilities.

On July 14, 1998, the Company entered into a letter of intent (the "1998 Letter of Intent") with HALIS to merge the two companies. However as a result of the volatility of the stock price of the HALIS shares, the consummation of the merger is presently uncertain. Pursuant to the 1998 Letter of Intent, the Company agreed to loan HALIS up to a total of $250,000 pursuant to a 6% debenture maturing in February 2000 (see Exhibit 10.6). As of December 31, 1998, the Company had advanced $100,000 to HALIS under the debenture. Subsequently, the Company advanced an additional $57,741 to HALIS. On January 29, 1999 the Company exercised its conversion rights in the debenture, and converted the outstanding amounts due to the Company into 1,824,645 shares of HALIS common stock.

During the three months ended March 31, 1999, the Company recorded a net $60,000 of selling, general and administrative expenses as a result of the business collaboration agreement. Such expenses consisted of shared executive and administrative services, rent and other office overhead, and research and development expenses.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

During the second half of fiscal 1998, the management of the Company determined that the software information technology (IT) business offered significantly greater opportunities for the Company than did its existing medical products business. Accordingly, the Company's focus has ben increasingly on the development of its IT business. In an effort to gain direct control over its efforts to develop the IT business, the Company acquired PHE on October 1, 1998. As a result of the PHE acquisition, the Company obtained ownership of the MERAD Technology and increased its ownership of HALIS common stock. Subsequent purchases of HALIS common stock has now brought the Company's interest to approximately 21% of HALIS' outstanding shares of common stock.

During fiscal 1999, the Company intends to continue to emphasize the IT business and expects to expand its collaborative efforts with HALIS and to expand its efforts to market the HALIS HES software to the Company's customer base. The Company is presently exploring acquisition opportunities in an effort to expand its service and support capabilities. In this regard the Company has identified, and is in discussions with, a number of system integration companies that, if acquired, would greatly enhance the Company's service and support capabilities for itself, and its affiliates. The Company also intends to explore the possibility of developing information systems utilizing the MERAD Technology for other information intensive industries such as financial services, insurance and real estate, and although it is in the process of utilizing the MERAD Technology to build a general business application, financial constraints have inhibited the Company's ability to develop additional application products until new financing is obtained.

Due to the recent change in the focus of the Company's core business, the past operating results may not be necessarily indicative of future operating results for, or future financial condition of, the Company on a going forward basis. Management believes that with the new focus of the Company and the strategic plans it is putting into place, operating margins of the Company will begin to improve.
The Company has incurred significant operating losses during the past several years and at March 31, 1999 had a retained earnings deficit of $19,087,362. Until sales of the HES System start materializing in a consistent manner, the Company will require additional debt or equity capital to sustain operations and to continue its business development efforts as it refocuses its medical products business and steps up efforts to sell the HALIS HES software and develop its IT business.
Any efforts to develop new products utilizing the MERAD Technology will require additional capital that may not be available from operations. Additionally, as a result of its acquisition of PHE, the Company will start to collect royalties from HALIS equal to 10% of any revenues generated by HALIS from products utilizing the MERAD Technology which will hopefully start supplementing revenues from the Company's own operations. While the Company is taking steps to improve its financial condition, shareholders should note that the report of the Company's independent public accountants for the years ended June 30, 1998 and 1997, contained a paragraph noting substantial doubt regarding the Company's ability to continue as a going concern.

Total assets at March 31, 1999 were $4,096,996, an increase of $1,628,000 from total assets of $2,468,996 at June 30, 1998. This difference is the net effect resulting primarily from a decrease in cash of approximately $750,000 and decreases in accounts receivable and inventory of approximately $92,000 and $94,000, respectively, offset by (1) the assets added as a result of the acquisition of PHE and its two largest assets of additional marketable securities in HALIS of $951,306 and the technology acquired of $1,094,348, and (2) the cumulative effect of an accounting change to the equity method in accounting for the Company's long-term investment in HALIS of $493,993. The decreases in working capital are the result of the Company making a concerted effort to conserve working capital by focusing on selling and using inventory on hand. Cash resources have been utilized during this period to offset losses, repay old liabilities and advances to HALIS under the debenture agreement during the nine-month period March 31, 1999.

Total liabilities at March 31, 1999 were $1,530,228, a decrease of approximately $245,000 from total liabilities of $1,774,978 at June
30, 1998. This difference is primarily due to payments of $100,000 on the Company's debentures, decreases in accounts payable, accrued compensation and payroll taxes, and other accrued expenses of approximately $154,000 in the aggregate. These reductions were as a result of management's efforts to reduce operating overhead and reduce its past due balances during the nine-month period ended March 31, 1999.

Stockholders' equity increased by $1,872,750 from June 30, 1998 to March 31, 1999, primarily due to the acquisition of PHE and the recording of its net assets at fair market value of approximately $1,849,000 and $448,000, respectively, resulting from the issuance of 488,400 shares of the Company's common stock. Additionally, the Company raised $425,000 of capital during the three-month period ended March 31, 1999. This was offset by net losses of approximately $850,000 for the nine-month period ended March 31 ,1999, as restated for the cumulative effect of the accounting change to the equity method for the Company's long-term investment in HALIS. The fair market value of the PHE net assets represents the fair market value of the transaction of approximately $3,210,000, less a discount factor to $2,560,000. The $2,560,000 fair market value has been reduced by approximately $711,000 relating to the retirement of the HALIS shares owned by PHE at the date of its acquisition by the Company.


RESULTS OF OPERATIONS

Revenues for the three-month and nine-month periods ended March 31, 1999 decreased by $134,881 and $137,643, respectively, as compared to the same periods for the prior fiscal year. The decrease is the result of a shift of the Company's revenues from its Pacer product to its MVL product and a movement away from revenues generated from a former subsidiary based in the United Kingdom (which was sold last fiscal year). The Company had no revenues from the Pacer product during the current quarter and only nominal revenues from this product during the first quarter because a previously announced upgrade of the product has not occurred.

Cost of goods sold decreased by $128,493 and $296,142, respectively, for the three-month and nine-month periods ended March 31, 1999 as compared to the same periods for the prior fiscal year. This represents a shift in revenues during the period to the Company's MVL product that has a higher profit margin than the Pacer product with a low margin, which accounted for a more significant portion of the sales generated during the nine-month period in the prior year and the shift in focus to service revenues which made up a higher percentage of the total sales during the current period and current fiscal year. Furthermore, costs were reduced as wages, facility allocation and inventory obsolescence have been reduced during the current year as a result of the sale of the United Kingdom subsidiary.

Total operating costs decreased by $82,410 and $316,745 for the three-month and nine-month periods ended March 31, 1999 as compared to the same periods for the prior year, and was primarily reflected in the decrease in selling, general and administrative expenses resulting from the downsizing of the Company from the previous year. The increase in research and development expenses of approximately $96,000 during the current quarter as compared to the same quarter for the prior year is the result of the change in business focus to service and providing technical support to HALIS under the business collaboration agreement.

The net losses for the three and nine month periods were $324,766 and $849,966, which represent decreases of $184,516 and $677,141 as compared to the same periods for the prior year. The decrease is the effect of the decrease in selling, general and administrative expenses resulting from the downsizing of the Company from the previous year.

Due to the accounting change to the equity method in the Company's accounting for its long-term investment in HALIS taking place in the third quarter, the Company is required to restate its operating results for each of the interim periods since the close of its last fiscal year. The change was to decrease the net loss for the quarter ended September 30, 1998 by $319,287, decrease the net loss for the quarter ended December 31, 1998 by $112,898, and decrease the net loss for the quarter ended March 31, 1999 by $7,808. The change to year to date net income is an increase of $432,185. The increase is the result of recording the Company's share of HALIS' net income of $103,721 and the reversal of a $336,272 write down of the investment to fair market value during the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had approximately $196,000 in cash and accounts receivable, a decrease of approximately $842,000 from June 30, 1998. Although the Company raised $425,000 from the issuance of common stock during the current three-month period, cash reserves continue to be inadequate. The Company continues to monitor its cash situation very closely. While the downsizing of the Company has reduced its cash requirements, if the Company is unable to increase revenues or contain costs further, the Company may not be able to continue to generate sufficient cash flow from its operations to meet its obligations without seeking debt financing or additional capital.

The Company has a significant investment in HALIS and considers its investment in HALIS to be a long-term investment. However, in the event that the Company is unable to raise additional capital, it may be required to sell shares of the HALIS common stock. The HALIS common stock is traded in the over-the-counter market on the NASDAQ Bulletin Board. The 10,763,655 shares of HALIS common stock owned by the Company at March 31, 1999 represent approximately 21.0% of the total outstanding shares of HALIS common stock. Due to the fact that the Company may be considered an affiliate of HALIS, the Company's ability to sell its HALIS shares could be adversely affected by the requirement of Rule 144 promulgated by the Securities and Exchange Commission, which could limit the number of HALIS shares that could be sold in any three-month period. There can be no assurance as to the price the Company could receive for the HALIS common stock if it were required to sell the stock to raise additional working capital.


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


RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties noted herein, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes, "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RECENT OPERATING LOSSES. The Company has incurred losses from operations in each of its last five fiscal years. There can be no assurance that the Company will be able to operate at a profit in the future. The Company may not be able to finance current working capital requirements from operations.

NEED FOR ADDITIONAL FINANCING. Although the Company raised $425,000 during the three-month period ended March 31, 1999, the Company estimates that it needs approximately $500,000 to $1,000,000 from operations or additional debt or equity capital sustain its operations during the next twelve months. In addition, the Company will need to obtain approximately $500,000 of additional capital to pay its outstanding Secured Convertible Debentures, which are past due. There can be no assurance that the Company will be able to obtain such amounts from operations or that financing, if obtained, will be sufficient or on terms and conditions acceptable to the Company. If such funds are obtained through the issuance of additional equity securities of the Company, there can be no assurance that such shares will be issued at prices or on terms equal to or greater than the offering price or terms of this offering. Any such future equity financing could be dilutive to shareholders of the Company.


UNCERTAINTY OF MARKET ACCEPTANCE; RELIANCE ON A LIMITED NUMBER OF PRODUCTS. The Company's new software information technology is under development and there can be no assurance that this product will be successfully developed and introduced to the marketplace. Achieving market acceptance for the HES software will require substantial marketing efforts and expenditures by the Company and HALIS to inform potential customers of the distinctive characteristics and benefits of this product. Since the Company has limited financial and other resources to undertake extensive independent marketing activities, there can be no assurance that the Company will be able to market the HES and its other services successfully.

TECHNOLOGICAL CHANGE; PROPRIETARY TECHNOLOGY. Future advances in the healthcare information systems industry could lead to new technologies, products or services that are competitive with the products and services offered by the Company. The Company's success will depend, in part, on its ability to be responsive to technological developments and challenges. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressures, which could have an adverse effect on the Company. To remain competitive in the evolving healthcare information systems marketplace; the Company must develop new products on a timely basis. The failure to develop competitive products or to introduce new products on a timely basis could have an adverse effect on the Company's future financial performance.

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

FLUCTUATIONS IN QUARTERLY PERFORMANCE. The Company's future product sales, and royalties are expected to be derived primarily from the sale of the HALIS HES software and related services in the healthcare industry, the market for which is still developing. Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in the closing of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, operating and net income to fall substantially short of anticipated levels. The Company's total revenues and net income levels could also be adversely affected by cancellations or delays of orders, interruptions or delays in the supply of key components, changes in customer base or product mix, seasonal patterns of capital spending by customers, delays in purchase decisions due to new product announcements by the Company or its competitors, increased competition and reductions in average selling prices.

LIMITATIONS ON BROKER/DEALER SALES OF COMPANY COMMON STOCK; APPLICABILITY OF PENNY STOCK RULES. The Company's common stock is currently traded on the Nasdaq Small Cap Market. To remain listed on the Nasdaq Small Cap Market, the Company must, among other things, maintain a minimum tangible net worth of $2 million and a minimum bid price of $1.00 per share. As of the date of this filing, the Company's tangible net worth was in excess of $2 million. Additionally, the Company must maintain a minimum closing bid price for its stock of in excess of $1.00 per share for certain periods of time. The Company's stock has been trading recently just in excess of $1.00 per share. Accordingly, the Company believes that it has satisfied both conditions to allow it to continue to be listed by Nasdaq on the small capital market. However, due to the volatility of the Company's stock price and the level of losses it has experienced, there can be no assurance that the Company's revised business strategy will be successful and that its shares of common stock will continue to be listed on the Nasdaq Small Cap Market. In the event that the Company's common stock is delisted from the Nasdaq Small Cap Market, the application of the "Penny Stock Rules" under the Securities and Exchange Act of 1934, as amended, would make it more difficult for broker/dealers to sell the Company's common stock and purchasers of the Shares offered hereby may have difficulty in selling their Shares in the future in the secondary trading market.

CONTROL BY PAUL W. HARRISON. Paul Harrison, the Chairman of the Board of Directors of the Company, exercises effective control over the Company and beneficially owns approximately 10.62% of the Company's common stock and approximately 37% of the Series P Preferred Stock. Mr. Harrison is also critical to the development of the HALIS HES software owned by HALIS and is the creator of the MERAD Technology.
As a result of such concentration of ownership and importance to the Company, Mr. Harrison has the ability to exert significant influence on the policies and affairs of the Company and corporate actions requiring shareholder approval, including the election of the members of the Board of Directors.

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


                               PART II.
                           OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 1999, the Company issued a total of 1,000,804 shares of common stock for an aggregate purchase price of $425,000 pursuant to private placement of its securities. Pursuant to previously executed agreements, during the three-month period ended December 31, 1998, the Company completed the acquisition of PHE. The Shareholders of PHE received 334,432 shares of the Company's Series P Preferred Stock, stated value $10.00 per share, and other consideration in the merger. PHE was merged into MERAD
Software, Inc., a Nevada corporation, and a wholly-owned subsidiary of the Company. At the time of the merger, PHE held 6,177,010 shares of

HALIS common stock. The Company issued 488,400 shares of common stock to PHE in connection with the subscription and exchange agreements previously entered by the Company. The Company issued the securities without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from the registration requirements of such Act contained in Section 4(2) thereof. All of the foregoing securities were acquired for investment purposes. As a result of the acquisition of PHE, the Company retired 888,400 of its common stock that was held by PHE during the three-month period ended December 31, 1998.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On March 1, 1998, $580,000 principal amount of the Company's 10% Secured Convertible Debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms and the Company obtained no further extension of the maturity date. During the nine-month period ended March 31, 1999, $100,000 in fair value of the debentures was paid to the holders thereof. As of March 31, 1999, $480,000 of the debentures remain outstanding and due, plus approximately $115,000 in accrued but unpaid interest. The debentures are convertible by the holders thereof into shares of common stock of the Company at the rate of $70 of the outstanding debentures.


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

(b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended March 31, 1999.

     None

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


Date:   May 21, 1999

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