Form 10KSB
period 1999-06-30
HEALTHWATCH INC
filed 1999-10-21
CIK 725627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission file number
    JUNE 30, 1999                                           0-11476

                               HEALTHWATCH, INC. *
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                            84-0916792
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

              9040 ROSWELL ROAD, SUITE 470
                     ATLANTA, GA                              30350
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

     Registrant's revenues for fiscal year ended June 30, 1999: $1,220,803.

     Aggregate market value of voting stock held by non-affiliates of registrant as of October 1, 1999: Approximately $2,038,210 based on 4,498,170 shares with an average bid and ask price of $0.45312.

     Number of shares outstanding as of October 1, 1999: 5,046,211 shares of Common Stock, $.01 par value.

      Documents incorporated by reference:  None.

---------------

* Registrant intends to ask stockholders at its next Annual Meeting of Stockholders to approve a change in Registrant's name to MERAD Technologies Corporation.

                                     PART I
Item 1.  BUSINESS.

INTRODUCTION

         HealthWatch, Inc., d/b/a MERAD Technologies Corporation, is still in the process of changing from a company primarily involved in the manufacture and marketing of medical products to a company primarily involved in the software information technology ("IT") business. The Company acquired Paul Harrison Enterprises, Inc. ("PHE") on October 1, 1998. PHE owned the MERAD Technology, a sophisticated software application utility. MERAD utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in a virtually unlimited number of combinations to provide efficient applications that can be accessed and processed in both an Internet and Intranet environment. See a description of MERAD below. The acquisition of PHE also increased the Company's ownership of the common stock of HALIS, Inc. ("HALIS"), a health care IT company, from approximately 5% to 18% of HALIS' outstanding shares of common stock. Subsequent acquisitions of additional HALIS stock has increased the Company's interest to slightly greater than 21% of the outstanding shares thereby allowing the Company to account for HALIS using the equity method of accounting.

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

BACKGROUND

         During fiscal 1997, the Company determined to expand its business to include healthcare information software products and services. The decision was based on the Company's desire to improve margins for its medical products, particularly its Life Sciences peripheral vascular diagnostic products, and to expand its product and service offerings in order to increase revenues and to return the Company to profitability. In this connection, the Company entered into a business collaboration agreement with HALIS during FYE 1998, pursuant to which the Company and HALIS agreed to share sales prospects and the Company was to develop an integration database engine designed to monitor, capture and manage medical information at the point of care.

         HALIS, based in Atlanta, Georgia, supplies information technology and services focused on the healthcare industry. Utilizing advanced healthcare models and information technology, HALIS has developed the HALIS Healthcare Enterprise System ("HES"), a single system which integrates all of the major functions needed by clinics, hospitals, healthcare practices, payors, long-term care facilities, laboratories, pharmacies and home healthcare facilities. See Business of HALIS below.

         In addition to the agreement with HALIS, the Company entered into an agreement with Paul Harrison Enterprises, Inc., pursuant to which PHE's MERAD subsidiary would develop proprietary software technology to be used by the Company. At that time, Paul W. Harrison, Chairman of the Board, Chief Executive

Officer and President of HALIS and Chief Executive Officer of PHE and Larry Fisher, a Director and Executive Vice President, Chief Administrative Officer and Secretary of HALIS, joined the Company's Board of Directors.

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

         Based on the foregoing and the Company's determination that the IT business offered significantly greater opportunities for the Company than did its existing medical products business, the Company's focus during fiscal 1998 was increasingly on the development of its IT business. In an effort to gain direct control over these efforts, the Company acquired PHE on October 1, 1998 through a merger of PHE into MERAD Software, Inc., a wholly owned subsidiary of the Company.

         At the time of the merger, PHE held 6,177,010 shares of common stock in HALIS and owned the MERAD technology. As a result of its acquisition of PHE and the MERAD technology, the Company has diverted its attention away from the expansion of its medical device business, and has decided to use the newly acquired MERAD technology to develop expanded applications in the healthcare and other industries. Accordingly, the use of this technology to expand the Company's medical device business is uncertain. As a result of the merger, the Company increased its ownership interest in HALIS to 8,939,010 shares of HALIS' common stock as of October 1, 1998, representing approximately 19% of HALIS' outstanding shares. In January 1999, the Company converted outstanding debt owed by HALIS to the Company into 1,824,645 additional shares of common stock of HALIS, bringing the number of HALIS shares held by the Company to 10,763,655, representing approximately 21% of HALIS' outstanding shares. The Company is now the single largest shareholder of HALIS and due to the size of its holdings, now accounts for its investment under the equity method of accounting (i.e., it recognizes its proportionate amount of HALIS' income or loss each month).

         During fiscal year ended June 30, 1999, the Company continued to emphasize the IT business by acting as a reseller of the HALIS Enterprise Systems while putting development of new products using the MERAD technology on hold. However, as a result of its limited resources and a general reluctance on the part of customers to accept new and innovative software technology due to concerns surrounding the entering of the year 2000, the Company has not been successful in integrating the HALIS products into its customer base. The Company will continue its efforts to be a reseller of the HALIS software to the extent possible and hopes to grow this business through a combination of licensing partners (which may have the resources to assist in the distribution of the HALIS products), selected strategic acquisitions (if possible the hope is to identify system integration firms in need of software products to distribute) and internal sales of its software and services to its existing customer base. The Company also will explore the possibility of developing information systems utilizing the MERAD technology for other information-intensive industries such as financial services, insurance and real estate. However, due to the limited resources available to the Company, the Company does not expect to move forward in this regard in the near term. In recognition of the change in the Company's business focus, the Company will ask its stockholders at its next Annual Meeting of Stockholders to approve a change in the Company's name to MERAD Technologies Corporation.

MERAD/BUSINESS DEVELOPMENT STRATEGY

         MERAD is an Internet software application utility that uses artificial intelligence and a database approach to specify, store, process, and manage software applications as flexible database programs rather than hard coded rigid programming code. This improved approach allows programs to be compressed at up to a 100:1 efficiency, which requires far less Internet bandwidth or computing power to process the program instructions. In addition to the additional processing speed, a program utilizing the MERAD technology will be easier to maintain and support because changes are made to a database table verses parsing through millions of lines of rigid computer code. The Company believes that MERAD's ability to efficiently replace applications program code with end-user database applications represents a significant competitive advantage for the Company's products. The HALIS Enterprise System was designed and build using the MERAD technology.

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

         If the resources are available, the Company hopes to selectively acquire other companies to help build critical mass and to obtain additional customer base and distribution in each focused industry, into which the Company can further cross-sell its software products. The acquired companies will primarily be service-based companies that need new or replacement software and information technology solutions, and companies such as system integrators, that can provide IT services to help implement additional systems requirements after software installation.

         It is important to note, however, that due to the limited resources available to the Company during fiscal year ended 1999, the Company was unable to deploy its intended business strategy to any measurable degree. As the Company heads into calendar year 2000, it is hoped that potential customer's fears of the Year 2000 concern will subside and that the efforts undertaken during fiscal 1999 will enable the Company to make a positive impact on the Company's finances during fiscal year 2000. Obviously no guaranty of success can be made and it is clear that the Company will need an infusion of cash during fiscal 1999 in order for it to make any significant in roads in its business plan. The Company's auditors have given the Company a going concern opinion for the last two years indicating that there is a substantial doubt about the Company's ability to continue as a going concern.


THE COMPANY'S MEDICAL DEVICE BUSINESS

         Historically the Company, through its Life Sciences division, was in the business of manufacturing and selling medical devises and the related supplies, and providing technical support for its products. See a description of those products below. Since fiscal 1998 the Company has been refocusing its direction on the information technology segment of its business as disclosed above, and sold its Cambridge Medical Equipment subsidiary to an unrelated third party in the third quarter of fiscal 1998. The following is a description of the medical products that the Company has historically sold:

         Peripheral   Vascular   Products.   Vascular  disease   diagnosis   and
         --------------------------------
management has historically been done by vascular surgeons. With the aging of the U.S. population, a greater awareness of vascular disease in general, and better surgical and medical management options, more medical specialists are becoming involved in the diagnosis and treatment of vascular disease. The capability and sophistication of the equipment needed to diagnose peripheral vascular disease varies greatly from the needs of the primary-care physician who may only be attempting to determine whether or not a patient has symptoms of peripheral vascular disease to the needs of the vascular laboratory which may be trying to establish the exact location and severity of the disease.

         HealthWatch   historically   marketed  two  products  under  the  "Life
Sciences" brand name. First, the Modular Vascular Lab (MVL), a computer-controlled instrument which, through the use of various plug-in modules, can perform a wide range of vascular diagnostic studies. During fiscal 1998, the Company re-designed the MVL so that it could be run with Microsoft Windows based software. The Company began shipping the re-designed version of the MVL during the third quarter of fiscal 1998.

         The MVL produces detailed color reports and is easily operated with a remote hand controller which allows the vascular technician to concentrate on the patient rather than on operation of the MVL. The modular concept permits the customer to purchase only the diagnostic testing modalities desired and to add new modalities at any time.

         There is currently an installed base of over 350 MVL'S. The price for a basic system, was approximately $25,000.

         The second product was the Pulse Volume Recorder (PVR-IV) with calibrated PVR (records height and width of wave length, volume of air in cuff and pressure), bi-directional Doppler (measures blood velocity using ultrasound), photoplethysmograph (measures blood flow using an infrared sensing device) and optional ocular pneumo-plethysmograph (measures pressure changes in certain arteries). The basic unit is used to diagnose blood vessel disease in both the upper and lower extremities. There is an installed base of over 2,500 PVR'S, of which over 1,000 are PVR-IV's. The PVR-IV was priced at $15,000. The PVR is suitable for busy vascular labs, where high patient volume is a major consideration, foreign markets, smaller U.S. hospitals, and physician offices which cannot cost-justify the MVL.

         While the Company has reorganized to focus its business more on its information technology software business, it intends to maintain its more than 1,000 customer relationships that have purchased its PVR and MVL products. The PVR active product has been replaced to a large extent by the MVL products, which requires upgrades, as well as service and supply contracts. Although the Company has stopped manufacturing and selling new MVL or PVR units, it still continues to provide supplies and technical services to the Life Sciences customer base.

         IV Product.  The Pacer,  the Company's  only IV product,  a controller,
         ----------
which was approved for marketing by the FDA in April 1994, was introduced and initial marketing efforts commenced in fiscal 1997. Due to the Company's lack of working capital and the difficulty it encountered in marketing a single IV product in a market increasingly dominated by large entrenched healthcare companies offering a complete line of IV products, often on a "bundled" basis whereby healthcare institutions contract for all of their IV products from one or a limited number of vendors, the Company discontinued its sales efforts with respect to the Pacer during fiscal 1998.

         Cardiology Products.   HealthWatch's  cardiology  products included the
         -------------------
Cambridge lines of ECG and cardiac stress test systems which included proprietary systems developed by Cambridge and systems manufactured by other companies. During fiscal 1998, the Company discontinued sales of its Cambridge ECG equipment and sold its wholly-owned subsidiary, Cambridge Medical
Equipments, Ltd. recognizing a loss on the transaction in fiscal 1998. The Company's decision to discontinue the Cambridge business was based on the determination that the market opportunity available to the Company did not justify the investment that would have been required for the Company to continue to offer this product line. In addition, the Company determined that its limited working capital made it difficult for management to oversee the Cambridge Medical Equipments, Ltd. operations which are located in England.

         Supplies  And  Technical  Services.  In addition to the sale of medical
         ----------------------------------
instruments, HealthWatch sells disposable supplies, such as ECG recording paper and electrodes and electrasound gels and cuffs, to purchasers of its cardiology and peripheral vascular equipment and provides technical service/maintenance for such equipment. During fiscal 1999 and 1998 sales of supplies and revenues from service and maintenance activities accounted for approximately 62% and 65%, respectively, of HealthWatch's revenues from its medical products business segment.

RESEARCH AND DEVELOPMENT

During the years ended June 30, 1999 and 1998, the Company spent 286,921 and $231,169 respectively, on research and development activities. During fiscal 1999, the Company's research and development activity was primarily related to enhancements of the MERAD Technology and providing technical support to HALIS under the business collaboration agreement. During fiscal 1998, the Company incurred research and development expenses for design and software work related to its enhanced MVL product and to expand its product and service offerings to include the monitoring, capturing and management of medical information.

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

         The information technology software industry is highly competitive and subject to continuing change in the manner in which products and services are marketed and vendors are selected by customers. The primary competitive factors are scope and quality of products and service and support capabilities. Due to Year 2000 concerns many customers have been delaying their commitments to large scale software acquisitions. Many of the Company's competitors have experienced the same reluctance from potential customers. The Company believes that once we pass into calendar 2000 customer support of its products will increase.

GOVERNMENT REGULATION

         The medical devices that were manufactured and marketed by the Company are subject to regulation by the Federal Food and Drug Administration (the "FDA") and, in some instances, by state and foreign authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FFDCA") and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, packaging, labeling, distribution and promotion of medical devices.

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

EMPLOYEES

         At October 1, 1999, the Company had 9 employees.

RISK FACTORS - FACTORS AFFECTING FUTURE RESULTS

         In addition to the factors set forth elsewhere herein, investors should consider the following risk factors regarding HealthWatch:

         WORKING CAPITAL REQUIREMENT; NEED FOR ADDITIONAL FINANCING. The Company
         ----------------------------------------------------------
will require additional capital to finance its ongoing operations and planned growth. The Company's cash position is at a critically low level. There can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to the Company. Any such future equity financing could be dilutive to the Company's shareholders. In its report accompanying the audited financial statements for the years ended June 30, 1999, and 1998, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.

         HALIS  INVESTMENT.  As part of  HealthWatch's  decision  to expand  its
         -----------------
business into information technology, the Company entered into a joint venture and co-marketing arrangement with HALIS and has made a significant investment in HALIS through the acquisition of PHE and the exchange with certain HALIS shareholders of shares of the Company's common stock for a portion of their shares of HALIS common stock. As a result of these purchases, HealthWatch owns 10,763,655 shares of HALIS' common stock (approximately 21% of HALIS' outstanding shares of common stock) which had a market value of approximately $1,345,456 at October 1, 1999. The Company is currently carrying this investment on its books at $1,769,671. The Company's investment in HALIS was made for the long term in connection with the Company's decision to expand its product offerings to include healthcare information technology products. Accordingly, the Company has decided that it should not write down the HALIS investment as it concluded that the decline in the value of the HALIS shares was only "temporary." There can be no assurance that the Company's HALIS investment will not need to be written down in the future.

         HALIS' common stock is traded on the OTC Bulletin Board, under the symbol "HLIS." The Company's ability to sell its shares of HALIS could be adversely affected by the limited trading volume for HALIS' stock and by the requirement that the Company sell its HALIS shares in accordance with Rule 144 promulgated by the Commission, since Paul W. Harrison, a member of the Company's Board of Directors, is also Chairman of the Board of Directors of HALIS. Rule 144 could limit the amount of HALIS' shares which HealthWatch could sell during any three-month period to approximately 550,000 shares. Further, there is no assurance that a public market for HALIS' securities will continue to be made or that the Company will be able to avail itself of a public trading market for the HALIS common stock in the future. Moreover, sales and potential sales of substantial amounts of HALIS' common stock in the public market could adversely effect the prevailing market prices for the HALIS common stock and impair the Company's ability to raise additional capital through the sale of the HALIS common stock. While the Company intends its investment in HALIS to be for the long-term, the Company will need to raise significant additional working capital to fund its operations and it may, therefore, be necessary for the Company to sell the HALIS shares to raise required working capital if the Company is unable to raise working capital from other sources.

         NEW BUSINESS VENTURES;  UNPROVEN PRODUCTS. In October 1998, the Company
         -----------------------------------------
acquired PHE. A major factor in the Company's decision to acquire PHE was the desire to own the MERAD software technology in order to further expand its business to include information technology software. This business represents significant new business venture for the Company, and the Company's ability to successfully develop this business is subject to all of the risks inherent in the establishment of a new business. The Company had not previously been engaged in the information technology business.

         ACQUISITIONS  AND  INTEGRATION.  An important  element of the Company's
         ------------------------------
business strategy for fiscal 1999 was to expand through acquisitions. Due to limited resources, the Company did not make any additional acquisitions other than the acquisition of PHE. The Company's future success may be dependent upon its ability to finance acquisitions and effectively integrate acquired businesses with the Company's operations during fiscal 2000. Although the Company believes that it will be able to affect such integration, there can be no assurance that the Company will be able to affect any such acquisitions, or that such acquisitions will be successfully integrated or that they will otherwise be successful.

         DEPENDENCE  ON NEW OR  IMPROVED  PRODUCTS;  TECHNOLOGICAL  CHANGES.  In
         ------------------------------------------------------------------
general, the information technology and medical products industries are subject to rapid and significant technological changes and frequent introduction of new competitive products. To respond to these expected changes and to improve or sustain the marketability of its products, the Company will be required to commit substantial investments in product improvement and development in order to periodically enhance its existing products and successfully introduce new products. There can be no assurance that the Company will either have the resources required to make such investments or, assuming it has the required resources, be able to respond adequately to changes in technology or changes in the markets for its products. The development of new products or technologies by other firms could have a material adverse effect on the Company's business. In addition, to the extent that the Company seeks to develop new products, there can be no assurance that such products will be successfully developed or, if developed, that such products will be successfully introduced to the marketplace.

         LENGTH OF SALES CYCLE;  LIMITED  SALES AND  MARKETING  EXPERIENCE.  The
         -----------------------------------------------------------------
decision to purchase enterprise information software is often an enterprise-wide decision and may require the Company to engage in a lengthy evaluation/purchase-sales cycle. The sales cycle can range from three to nine months or more. The sales cycle may also be subject to a prospective customer's budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. If a larger order is delayed or lost to a competitor, the Company's revenues for that quarter could be materially diminished. The Company has experienced a delay in customer's willingness to commit to a purchase of its software products because of concerns with the software handling the four year date code commonly known as the Year 2000 concern. Although the Company's products are Year 2000 compliant, there has been a general slow down in the information technology sector until this contingency passes.

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

         LIMITED   AVAILABILITY   OF   PROPRIETARY   PROTECTION.   The   Company
         ------------------------------------------------------
historically has relied upon a combination of copyright, trade secret and nondisclosure and other contractual provisions to protect its proprietary rights. Notwithstanding the Company's efforts to protect its proprietary rights, it may be possible for competitors of the Company to imitate the Company's products or develop independently competing products. Disputes regarding the Company's intellectual property could force the Company into expensive and protracted litigation or costly agreements with third parties. An adverse determination in a judicial or administrative proceeding or failure to reach an agreement with a third party regarding intellectual property rights could prevent the Company from manufacturing and selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE  ON MANAGEMENT  AND KEY  PERSONNEL.  The  Company's  success
         ---------------------------------------------
depends to a significant degree upon the personal efforts and ability of its Chief Executive Officer, Paul W. Harrison. The loss of the services of Mr. Harrison would have a materially adverse effect on the Company. The Company does not maintain key man life insurance on any of its executives. Additionally, due to limited resources, the Company has reduced its executive staff to a bear minimum.

         As the Company progresses into fiscal 2000, it will be necessary for the Company to obtain resources that will allow it to retain the services of competent individuals to supplement its executive ranks. The Company's future operating results also depend in significant part upon its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. The Company has at times experienced difficulty recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results and financial condition.

         NASDAQ LISTING REQUIREMENTS; LIMITATIONS ON BROKER-DEALER SALES OF COMPANY AND HALIS COMMON STOCK; APPLICABILITY OF "PENNY STOCK RULES". The
--------------------------------------------------------------------------
Company's stock is currently listed on the Nasdaq Small Cap Market. Two requirements to remain listed are that the Company's stock price maintain a closing bid of $1.00 or greater for a certain period of time and that the Company's tangible net worth equal or exceed $2,000,000. As of June 30, 1999 the Company's tangible net worth was below $2,000,000. Additionally, the Company's stock price has fallen below the necessary price maintenance level. As a result the Company has been warned by Nasdaq that it will be delisted if the Company's closing bid price does not equal or exceed $1.00 per share for at least ten consecutive trading days ending on or before December 23, 1999. Additionally, there is no guaranty that the Company will be able to improve its financial condition in order to exceed the required minimum tangible net worth during fiscal 2000 even if the minimum price maintenance levels are achieved.
Accordingly,   if  immediate  actions  are  not  taken  to  meet  the  necessary requirements, there is a significant risk that the Company's stock will be delisted during fiscal 2000. The Company is taking actions and using its best efforts to meet the needed requirements to maintain its listing.

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

         In the event that the Company's Common Stock is delisted from the Nasdaq Small Cap Market and the Company fails other relevant criteria, trading of the Common Stock would be subject to the full range of the Penny Stock Rules. HALIS' common stock is currently traded on the OTC Bulletin Board and is subject to the Penny Stock Rules. Under these rules, broker-dealers must take certain steps prior to selling a "penny stock," which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and
(iii) providing the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Accordingly, delisting from the Nasdaq SmallCap Market and the application of the comprehensive Penny Stock Rules may make it more difficult for broker-dealers to sell the Company's Common Stock and purchasers of the shares of Common Stock may have difficulty in selling their shares in the future in the secondary trading market.

BUSINESS OF HALIS

         HALIS is a supplier of information technology and services, focusing on the healthcare industry. Utilizing advanced healthcare models and information technology, including the MERAD technology, HALIS has developed the HALIS Healthcare Enterprise System ("HES"), a single system for the healthcare industry. This Healthcare Enterprise System integrates all of the major functions needed by clinics, hospitals, practices, payers, long-term care facilities, laboratories, pharmacies and home healthcare facilities, the eight major markets into which HALIS competes. HALIS is currently building out the specific features required by each of these eight markets. Subsets of or all of the Healthcare Enterprise System can be used by each of these markets and can be combined to provide a complete solution for Integrated Healthcare Delivery Networks. These Networks are being formed by hospitals, clinics, payers, practice management companies, individual practices, and other entities which are involved in the delivery and management of healthcare services. HALIS' systems business is targeted to healthcare industry participants such as physician practices, HMO's, home healthcare providers and hospitals. HALIS expects to capitalize on the healthcare industry's demand for more software variety, updates, convenience, lower pricing, and better support services.

         The Company has entered into a business collaboration agreement with HALIS pursuant to which the Company is able to market the HALIS HES product to the Company's customer base. Under this agreement, the Company has agreed to split any revenue from the sale of the HALIS HES products with HALIS on a 50/50 basis. MERAD software, the Company's wholly-owned subsidiary in turn, would be entitled to 10% of any amounts paid or payable to HALIS thereunder. From time to time, the Company has obtained the services of HALIS to assist it in developing the Company's healthcare information technology business. Additionally, the Company and HALIS have shared resources and personnel and have allocated such costs between the two companies on a reasonable basis. The Company and HALIS have entered into a letter of intent pursuant to which they have indicated their intent to merge the two companies. As of the date of this report, it is uncertain whether or not the merger will occur. However, the Company expects to work closely with HALIS in connection with the development of the Company's healthcare IT business. The HALIS HES product was developed utilizing the MERAD technology which was acquired by the Company in connection with the acquisition of PHE. Sales by HALIS which are based on the MERAD technology are subject to license fees payable to the Company equal to 10% of HALIS' revenues for such sales.

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

HEALTHWATCH KEY EMPLOYEES; DIRECTORS

         The directors and executive officers of HealthWatch are as follows:

                         Director
      Name                Since     Age          Positions With The Company
      ----                -----     ---          --------------------------

Paul W. Harrison          1997      44           Chairman, Chief Executive
                                                  Officer and Director

Richard T. Case           1997      50           Director

Sanford L. Schwartz       1983      49           Director

         Paul W.  Harrison has  extensive  experience  in the United  States and
         -----------------
internationally managing information technology companies. He has been the Chairman and CEO of the Company since June 1998, and Chairman & CEO of the Company's affiliate, HALIS, Inc., since November 1996. Mr. Harrison was the President and Managing Member of AUBIS, LLC from February 1995 to December 1997, which owned two information system companies that were merged into HALIS in November 1996. Mr. Harrison was an executive with and advisor to HBO & Company, a leading healthcare information systems company, from June 1993 until December 1994. Prior to HBOC, Mr. Harrison was the CEO of BIVEN, Inc. from April 1991 to June 1993, which sold software and other technology-related assets to HBOC in June 1993.

          Richard T. Case has been President of Benchmark Associates, a business
          ---------------
consulting firm since 1985. Mr. Case was President of Polymedica Industries, Inc., a medical products company from May 1990 to July 1992. Mr. Case also served as a Director of the Company from 1990 to 1994.

         Sanford  L.  Schwartz  has been a  consultant  with  Creative  Business
         ---------------------
Strategies, Inc., a business/development consulting firm, since July 1992. He served as Chief Executive Officer of the Company from June 1983 to September 1993. Mr. Schwartz is a director of Renaissance Entertainment Corporation.

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

Item 2.  PROPERTIES.

         The Company's corporate headquarters is located at 9040 Roswell Road, Suite 470, Atlanta, Georgia, where it shares office space with HALIS, Inc. as part of its business collaboration agreement with HALIS. Additionally, the Company leases office and warehouse space in Vista, California, under a lease that commenced January 1, 1999 and continues for a three year term with total rents of $49,200. These payments escalate at a rate of 4% each year.

Item 3.  LEGAL PROCEEDINGS.

         The  Company  is  presently  involved  in three  legal  proceedings  or administrative hearings that are considered routine litigation that is incidental to its business. None of the proceedings individually are material and adequate reserves have been accrued in the Company's financial statements to cover any amounts allegedly owed to third parties thereunder.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

Item 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
         MATTERS.

         The number of record holders of the Company's Common Stock on October 1,1999 was 785. The high and low sale prices as reported on the Nasdaq Small Cap Market are shown in the table below (adjusted to reflect the one-for-five reverse stock split effective February 1998). These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions.

             QUARTER ENDED              HIGH                  LOW
             -------------              ----                  ---

             1997
             ----
             September 30              $6.093                $1.718
             December 31                4.844                 1.250

             1998
             ----
             March 31                   2.655                 0.938
             June 30                    1.250                 0.625
             September 30               1.625                 0.625
             December 31                1.031                 0.375

             1999
             ----
             March 31                   1.312                 0.375
             June 30                    2.218                 0.875
             September 30               1.031                 0.406

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

         During June 1998, the Company sold to a limited number of private investors pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder, 1,145,000 shares of its 6% Series A Preferred Stock, stated value $1.00 per share (the "Series A Preferred"). The Series A Preferred Stock is convertible into Common Stock of the Company at the lesser of $.52 per share or 70% of the price of the Company's Common Stock at the time of conversion. Alexander Wescott & Co., Inc. served as placement agent for the offering and was paid expenses and commissions of $151,850 and was granted a warrant representing the right to acquire 1,145,000 shares of the Company's Common Stock at a purchase price of $1.20 per share for placing the Preferred Stock. The shares of Common Stock issuable upon conversion of the Preferred Stock have not been registered under the Securities Act of 1933. As of October 1, 1999 (but subsequent to the year-ended June 30, 1999), 567,000 shares of the Series A Preferred Stock had been converted into 1,384,438 shares of common stock.

         During the three-month period ended September 30, 1998, the Company completed a stock exchange with PHE whereby the Company issued 448,400 shares of common stock to PHE in exchange for 1,400,000 shares of HALIS common stock.

         Pursuant to previously executed agreements, during the three-month period ended December 31, 1998, the Company completed the acquisition of PHE.
The Shareholders of PHE received 334,443 shares of the Company's Series P Preferred Stock, stated value $10.00 per share, and other consideration in the merger. PHE was merged into MERAD Software, Inc., a Nevada corporation, and a wholly-owned subsidiary of the Company. At the time of the merger, PHE held 6,177,010 shares of HALIS common stock. As a result of the acquisition of PHE, 888,400 shares of the Company's common stock was cancelled and retired.

         During the three-month period ended March 31, 1999, the Company issued a total of 1,000,804 shares of common stock for an aggregate purchase price of $425,000 pursuant to private placement of its securities, and an equal number of warrants at exercise prices ranging from $0.49 to $0.86 per share expiring two years after their issuance.

         During the three-month period ended June 30, 1999, the Company issued a total of 209,152 shares of common stock for an aggregate purchase price of $200,000 pursuant to private placement of its securities, and 100,000 warrants at an exercise price of $1.59 per share expiring two years after their issuance.

         During the year ended June 30, 1999, a total of 55,000 options were exercised for a total of $36,300.

         On September 30, 1999 Sanford Schwartz, a director of the Company, was issued 89,468 shares of common stock in lieu of consulting fees owed to him or his affiliated company for services provided to the Company. Also on September 30, 1999, 50,000 shares of common stock was issued to Richard Case, a director of the Company, in lieu of fees due to Mr. Case for consulting services provided to the Company.

         The Company issued all of the securities noted above without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from the registration requirements of such Act contained in Section 4(2) thereof.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries contained elsewhere herein.

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

         During fiscal 1998, the Company began efforts to develop proprietary technology utilizing MERAD and to market HALIS' healthcare enterprise system to the Company's customers. In addition, the Company sold its Cambridge Medical Equipment, Ltd. subsidiary located in England, terminated sales of its Cambridge product line and initiated efforts to sell the Pacer, its new IV product. The decision to terminate the Cambridge business was made in fiscal 1997, based on declining sales of these products and the Company's conclusion that the prospects for this product line did not justify the additional investment that would be required to maintain this product line. The decision to seek a buyer for the Pacer product followed efforts begun in late fiscal 1997 to establish distribution channels for this product. While these efforts were initially favorable, the Company did not have the resources required to sustain the sales and marketing effort needed to market this product in a market dominated by large international companies with a wide range of IV equipment and disposable products. As a consequence, the Company discontinued its efforts to distribute the PACER and focused its efforts on the development of its information technology line of the business and maintaining the supplies and technical support operations for its medical products.

         Based on the foregoing developments and the Company's determination that the software information technology (IT) business offered significantly greater opportunities for the Company than did its existing medical products business, the Company's focus during fiscal 1998 was increasingly on the development of its IT business. During fiscal 1999, the Company continued to emphasize the IT business and is attempting to grow this business through a combination of licensing partners, selected strategic acquisitions and internal sales of its software and services. In an effort to gain direct control over its efforts to develop the IT business, the Company acquired PHE on October 1, 1998. As a result of the PHE acquisition, the Company obtained ownership of the MERAD technology and increased its ownership of HALIS common stock from approximately 5% to 18% of HALIS' outstanding shares of common stock. The Company has subsequently increased its interest in HALIS to approximately 21% of HALIS' outstanding common stock.

         The Company expects to continue to expand its collaborative efforts with HALIS during fiscal 2000 and to expand its efforts to market the HALIS healthcare enterprise system to the Company's customer base. The Company also intends to develop information systems utilizing the MERAD technology for other information intensive industries such as financial services, insurance and real estate, however, due to its limited resources these efforts will be deferred until late 2000 or early 2001.

         The Company has incurred significant operating losses during the past several years and at June 30, 1999 had a retained earnings deficit of $19,986,327. The Company will require additional debt or equity capital to sustain operations and to continue its business development efforts. The report of the Company's independent public accountants for the years ended June 30, 1999 and 1998, contained a paragraph noting substantial doubt regarding the Company's ability to continue as a going concern.

FINANCIAL CONDITION

         Total assets of the Company increased $1,078,976 during the year ended June 30, 1999 due primarily to the acquisition of PHE. As a result of the PHE acquisition the Company's assets increased $1,194,042 relating to the HALIS stock owned by PHE and $922,036 relating to the MERAD technology. These increases were offset by decreases in cash, accounts receivable, and inventory of $832,544, $86,507, and $288,409, respectively. Cash was utilized in operations and to repay debt of the Company, receivables have been reduced reflecting the discontinuance of the sale of medical products, and inventory has been reduced to write-down the carrying cost to market as a result of the discontinuance of the sale of medical products. Additionally, the Company has been amortizing intangible assets related to its Life Sciences division over 10 years, which resulted in a decrease of $239,898. The investment in HALIS increased due to a stock swap of 488,400 shares with former HALIS shareholders and a subsequent increase in the carrying value due to a change in accounting for the long-term investment from the cost to the equity method. Lastly, receivables from HALIS increased by $150,364 mainly reflecting royalty payments due from HALIS on sales of software containing the MERAD technology and shared operating costs that have not yet been reimbursed by HALIS.

         Total liabilities decreased by $131,109 during the year ended June 30, 1999. This net decrease is composed of decreases in accounts payable and accrued compensation and payroll taxes of $179,043 and $83,792 and increases in other accrued liabilities of $240,160. Additionally, the Company paid $100,000 of the debentures payable - unrelated parties that were outstanding at the beginning of the year.

         Total stockholders' equity increased $1,210,085 during the year ended June 30, 1999 due primarily to the acquisition of PHE, which resulted in a net increase of $1,854,820. Other additions were the result of private placement funds due to the sale of common shares of the Company of $625,000, the exercise of stock options by former employees of $36,300, and the issuance of common shares to PHE prior to its acquisition, in exchange for shares in HALIS, valued at approximately $448,000. Decreases were the result of a net loss for the year of $1,748,931.


RESULTS OF OPERATIONS

1999 COMPARED TO 1998
---------------------

         Revenues for the 1999 fiscal year decreased 11.7% compared to the similar period in 1998. The decrease is the result of a shift of the Company's revenues from its Pacer product to its MVL product and a movement away from revenues generated from a former subsidiary based in the United Kingdom (which was sold last fiscal year). Additionally, during the fourth quarter of fiscal year 1999, MVL sales were minimal and almost all of the revenues generated were the result of supplies, service and repair work.

         Cost of products sold were 31% lower in fiscal 1999 due to operational improvements and decreased equipment sales. The gross margin was 22.9% in 1999 compared to 1.8% for 1998. The higher gross margins in 1999 were due primarily to maturation of the MVL product and lower costs associated with it, an increased percentage of revenues from supplies, service and repair work, and the reduction of costs associated with downsizing the Company.

         Selling, general and administrative expenses as a percent of sales were 108.3% for the 1999 period compared to 115.8% for 1998. The decrease in the 1999 period is due primarily to the downsizing of the Company. Research and development expenses increased 24.1% in 1999 due primarily to a change in the business focus to service and providing technical support to HALIS under the business collaboration agreement.

         Depreciation and amortization increased 19.4% for 1999 period compared to a 3.7% decrease for 1998. The increase is almost entirely due to additional amortization expense related to the Company's acquisition of PHE.

         Equity loss of $23,702 during 1999 is the result of the Company changing its method of accounting for its long-term investment in HALIS to the equity method during 1999, as required by generally accepted accounting principles. The $23,702 represents the Company's pro-rata share of the income of HALIS for the Company's fiscal year less a $62,674 charge for the excess carrying value of the investment over its underlying net asset value. The unrealized loss on marketable equity securities - related party of $1,824,605 in 1998 was a one time write down of the investment in HALIS under FAS 115 that was deemed to be other than temporary.

         Primarily due to a shift in products from the Pacer to MVL, an increased focus on service and repair work, and the downsizing of the Company, which resulted in increased margins and decreased overhead, respectively, the Company was able to reduce its net loss from $4,084,474 or $2.45 per share for fiscal 1998 to $1,748,941 or $0.65 per share for fiscal 1999. Exclusive of the one-time write down on marketable equity securities in 1998, the net loss was reduced by $510,938, or 23%.

         The Company has discontinued the sale of its medical products (i.e., the MVL and Pacer) and will continue to focus on the sale of the HES software to its customer base and the supplies and technical support offered to it customer base relating to its medical products in service. As a result of the restructuring during 1999, the Company has improved its financial condition and is poised to take advantage of the market acceptance of the HES product that is anticipated to take place during fiscal 2000.


1998 COMPARED TO 1997
---------------------

         Revenues for the 1998 period decreased 33.8% compared to the similar period in 1997. The decreased revenues were primarily due to a lower level of sales of the Company's MVL system pending the upgrade of this product which was completed in the third quarter of fiscal 1998, the sale of Cambridge Medical Equipments, Ltd., the discontinuance of the Cambridge product line and the continued inability of the Company to establish a market for its new Pacer product. In addition, the Company's sales and marketing efforts have been limited due to its lack of adequate working capital.

         Costs of products sold were 26.1% lower in 1998 due primarily to decreased equipment sales. The gross margin was 1.8% in 1998 compared to 12% for 1997. The lower gross margins in 1998 were due primarily to increased costs of parts and materials and lower initial selling prices in connection with the introduction of the upgraded MVL product and to the generally lower revenues.

         Selling, general and administrative expenses as a percent of sales were 115.8% for the 1998 period compared to 79.3% for 1997. The increase in the 1998 period was due primarily to lower revenues and an increase in restructuring costs. Research and development expenses decreased 45.5% in 1998 due primarily to Reduction in the development cost for the Company's Pacer product and related tooling.

         The Company recorded a loss of $102,885 in connection with the sale of its Cambridge Medical Equipments, Ltd. subsidiary. Interest expense increased 6.5% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had $119,654 of cash and accounts receivable. Due to the Company's operating losses, it has been required to raise additional equity capital to fund its operations. Capital expenditures during this period have been very limited. During fiscal 1999, the Company raised $661,300 of additional working capital through the issuance of its securities. The Company's 10% Convertible Secured Debentures in the principal amount of $480,000 were past due as of June 30, 1999. The Company believes it needs to raise or generate through new business additional working capital to sustain operations during the next twelve months and to pay the Debentures.

         Until such time as the Company is successful in making significant sales of the HES products into its customer base, or that the Company earns royalties because HALIS has successfully started to deploy its products, the Company's operations will continue to be financed, in large part, from outside sources. There can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to the Company.

         In the event that the Company is unable to raise additional capital, it may be required to sell shares of the HALIS common stock. The HALIS common stock is traded in the over-the-counter market on the OTC Bulletin Board. The Company's ability to sell its HALIS shares could be adversely affected by the limited trading volume for HALIS' stock and the requirement that the Company sell its HALIS shares in accordance with Rule 144 promulgated by the Commission which could limit the number of HALIS shares which could be sold in any three-month period to approximately 550,000 shares. There can be no assurance as to the price that the Company could receive for the HALIS common stock if it were required to sell the stock to raise additional working capital.


YEAR 2000 COMPLIANCE

         Software applications that use only two digits to identify a year in the date field may cause fatal errors in the processing of data (the "Year 2000 Concern"). The Company acknowledges that the failure of its software to recognize the proper date codes could cause substantial harm to the Company and its customers. However, the HALIS HES software developed by HALIS and being marketed by the Company was developed with the Year 2000 Concern in mind and has been designed to be Year 2000 compliant. This means that HALIS has indicated, and the Company believes, that the HALIS HES software being marketed to customers will accept and recognize date codes for the Year 2000 and beyond, and process that information recognizing the correct year in the date field. Further, the MERAD Technology was also designed to be Year 2000 compliant. The Company does not believe that the failure of any of the software that it utilizes in its operations from third-party vendors to be Year 2000 compliant will have a material effect on the Company. Nonetheless, the Company has undertaken a review of its business systems to make a determination whether this belief is sound and justified and has queried those vendors whose systems the Company employs that may be material to its operations to determine their Year 2000 readiness. The Company believes that even if the software it utilizes from vendors is not Year 2000 compliant, there are sufficient alternatives available that the Company can resolve any issues expeditiously without incurring any material amounts to resolve any Year 2000 Concerns.


Item 7.  FINANCIAL STATEMENTS.

         The following financial statements and reports of the Company's independent auditors are at the end of this report beginning at Page F-1:

         (1)    Report of Independent Public Accountants - Tauber & Balser, P.C.

         (2)    Consolidated Balance Sheet - June 30, 1999

         (3) Consolidated Statements of Operations For The Years Ended June 30, 1999 and 1998

         (4) Consolidated Statements of Cash Flows For The Years Ended June 30, 1999 and 1998

         (5) Consolidated Statements of Stockholders' Equity (Deficit) For The Years Ended June 30, 1999 and 1998

         (6)    Notes to Consolidated Financial Statements


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On June 4, 1999, the Company dismissed its independent auditors, Silverman Olson Thorvilson & Kaufman LTD ("Silverman Olson"), and on the same date authorized the engagement of Tauber & Balser, P.C. ("Tauber & Balser") as its independent auditors for the fiscal year ended June 30, 1999. The Company formally engaged Tauber & Balser on June 4, 1999. The Board of Directors of the Company approved each of these actions. Because the Company recently relocated its corporate headquarters to Atlanta, Georgia, the Board of Directors concluded that it would be more economical to use a regional firm based in Atlanta, such as Tauber & Balser, to perform its audit for the current fiscal year. Tauber & Balser also acts as independent auditors for HALIS, Inc., an affiliate of the Company, and in which the Company owns in excess of 20 percent of its outstanding common stock.

         Silverman Olson audited the financial statements for the Company for the fiscal year ended June 30, 1998. The report of Silverman Olson on the financial statements of the Company for the fiscal years ended June 30, 1998 contained an additional paragraph which modified each of the reports to emphasize that Silverman Olson believed there was substantial doubt about the Company's ability to continue as a going concern. Except as set forth in the preceding sentence, the reports on those audits did not contain any adverse opinions or a disclaimer of opinions, nor was it qualified as to uncertainty, audit scope, and accounting principles.

         In connection with the audit of the fiscal year ended June 30, 1998 and through the period ended June 4, 1999 there were no disagreements with Silverman Olson on any matter of accounting principle or practice, financial statement disclosure, or audit procedure or scope. Additionally, Silverman Olson did not advise the Company that (i) the internal controls necessary for the Company to develop reliable financial statements did not exist; (ii) information had come to its attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management; (iii) there existed a need to expand significantly the scope of its audit, or that information had come to the attention of Silverman Olson during the fiscal periods, which, if further investigated, may (a) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (b) cause Silverman Olson to be unwilling to rely on management's representations or be associated with the Company's financial statements, and due to the dismissal of Silverman Olsen, did not so expand the scope of its audit or conduct such further investigation; or (iv) information had come to the attention of Silverman Olson that it concluded materially impacts the fairness or reliability of either (a) a previously issued audit report or the underlying financial statements, or (b) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the satisfaction of Silverman Olson would prevent it from rendering an unqualified audit report on those financial statements), and due to the dismissal of Silverman Olson, the issue has not been resolved to the satisfaction of Silverman Olson prior to its dismissal.

         Further, during the fiscal year ended June 30, 1999, neither the Company or any of its representatives sought the advice of Tauber & Balser, P.C. regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, which advice was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.


                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers of HealthWatch are as follows:

                            Director
         Name                Since         Age       Positions With The Company
         ----                -----         ---       --------------------------

  Paul W. Harrison            1997         44       Chief Executive  Officer and
                                                    Director

  Richard T. Case             1997         50       Director

  Sanford L. Schwartz         1983         49       Director

         Paul W.  Harrison has  extensive  experience  in the United  States and
         -----------------
internationally managing information technology companies. He has been the Chairman & CEO of HALIS, Inc. since November 1996, and a significant owner in PHE, a privately-held information technology management company. Mr. Harrison was the President and Managing Member of AUBIS, LLC from February 1995 to December 1997, which owned two information system companies that were merged into HALIS in November 1996. Mr. Harrison was an executive with and advisor to HBO & Company, a leading healthcare information systems company, from June 1993 until December 1994. Prior to his involvement in HBOC, Mr. Harrison was the CEO of BIVEN, Inc. from April 1991 to June 1993, which sold all of its software and other technology-related assets to HBOC in June 1993.

         Richard  T. Case has been President of Benchmark Associates, a business
         ----------------
consulting firm since 1985. Mr. Case was President of Polymedica Industries, Inc., a medical products company from May 1990 to July 1992. Mr. Case also served as a Director of the Company from 1990 to 1994.

         Sanford  L.  Schwartz  has been a  consultant  with  Creative  Business
         ---------------------
Strategies, Inc., a business/development consulting firm, from July 1992 until 1999, and is presently a consultant with CBSI, LLC. He served as Chief Executive Officer of the Company from June 1983 to September 1993. Mr. Schwartz is a director of Renaissance Entertainment Corporation.

RECENT CHANGES IN MANAGEMENT
----------------------------

         In September 1998 Brian L. Schleicher was elected by the Board to serve as the chief financial officer of the Company on an interim basis. Mr. Schleicher also serves as the Company's general counsel. Effective as of August 15, 1999, Mr. Schleicher resigned his position as chief financial officer but remains the general counsel to the Company.

         Larry Fisher served as a director of the Company from 1997 until his resignation effective June 1999. At the time of his resignation, Mr. Fisher and the Company did not have any disagreement relating to the Company's Operations, policies or practices.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended June 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were filed as required.

         Although it is not the Company's obligation to make filings pursuant to
Section 16 of the Securities Exchange Act of 1934, the Company has a policy requiring all Section 16 reporting persons to report monthly to the Chief Executive Officer of the Company as to whether any transactions in the Company's Common Stock occurred during the previous month.

Item 10.   EXECUTIVE COMPENSATION.

COMPENSATION

         The following table sets forth, on an accrual basis, the aggregate cash compensation paid by the Company and its subsidiaries during the three fiscal years ended June 30, 1999, 1998, and 1997, respectively, to the Company's Presidents and Chief Executive Officers and Chairman of the Board of Directors. No officer or director of the Company received compensation of $100,000 or more in fiscal 1997.


Name and Principal          Fiscal                                    Options            Restricted
     Position                Year         Salary        Bonus     (No. of Shares)       Stock Awards
     --------                ----         ------        -----     ---------------       ------------

Paul W. Harrison             1999        $12,500 <F3>     --            --                   --
Chairman, President          1998           --            --       250,000 shs. <F1>         --
and CEO <F1>                 1997           --            --            --                   --


Daniel J. Kelly              1999           --            --            --                   --
Former President             1998        $132,500      $13,200     120,000 shs.<F2>          --
and CEO <F1>                 1997         $80,770         --       120,000 shs.              --
------------

<F1>     Mr.  Harrison replaced  Mr. Kelly as  President and CEO of  the Company effective June 1, 1998. Mr. Harrison was granted 150,000 options in October 1997 and 100,000 options in May 1998.
<F2>     Represents  repricing of options originally granted during fiscal  year
         1997.
<F3>     Mr. Harrison entered a consulting  arrangement in February 1999 whereby he was to receive a monthly fee of $12,500 per month effective as of January 1, 1999. As of June 30, 1999 Mr. Harrison received only $12,500 of this amount.

STOCK BASED COMPENSATION
------------------------

         The Company has a 1989 Incentive Stock Option Plan and 1993 and 1995 Stock Option Plans (the "Plans") for its key employees directors and consultants to purchase shares of the Company's Common Stock. The Plans provide that the purchase price of the shares covered by incentive stock options may not be less than the fair market value of the shares on the date the option was granted. Non-statutory stock options granted can be granted at exercise prices of 85% or more of the fair market value of the Company's Common Stock on the date of grant. To date, all options granted under the Plans have been at exercise prices equal to the fair market value of the Common Stock on the date the Company agreed to grant the options.

         As part of the acquisition of Paul Harrison Enterprises, Inc. by the Company on October 2, 1998, the Company agreed to assume 600,000 options for PHE outstanding at the time of the merger, and converted such options into 625,000 non-statutory stock options of the Company. Paul W. Harrison holds 583,333 of these options which have an exercise price of $.96 per share exercisable on or before December 31, 2003.

         The Company has, from time to time, also provided non-statutory stock options outside of the Plans to directors, officers and consultants and has awarded stock grants to officers, directors, employees and consultants in consideration for services. These non-statutory options generally have had a term of three to seven years and have had exercise prices equal to the fair market value of the Company's Common Stock on the date the options were granted. As of October 1, 1999, the Company had an aggregate of 720,982 shares reserved for issuance pursuant to outstanding stock options under the Plans and other stock option grants, and an additional 1,195,000 shares reserved for outstanding warrants (exclusive of the 625,000 shares issuable to the former PHE option holders).

         DIRECTORS' REPORT. On August 25, 1997 and May 27, 1998, the Board of Directors unanimously approved repricing all outstanding stock options held by current employees and directors of the Company (a total of 348,714 and 445,380 shares, respectively), including 120,000 and 40,000 shares, respectively, subject to options held by Daniel J. Kelly to $0.66 per share. It was the Board of Directors' opinion that the repricing of these options was appropriate in view of the Company's inability to provide adequate cash compensation, particularly to its officers and directors, due to the Company's lack of working capital.

         The following table shows option grants during fiscal 1999 to the named executive officers of the Company. Reference is also made to the information included above under "Compensation."

                            Options Granted         Percent of Total         Exercise         Expiration
       Name                  in Fiscal 1999          Options Granted           Price             Date
--------------------     --------------------    ---------------------    --------------    --------------

Paul W. Harrison                583,333 <F1>             93.3%                  $0.96             0/15/03

<F1>     These shares were issued  pursuant to the  acquisition of Paul Harrison
         Enterprises, Inc. in replacement of options then outstanding to Mr. Harrison by PHE.

         The following table shows the number of options exercised during fiscal 1999 and the 1999 fiscal year-end value of the options held at the end of the fiscal year by the named executive officer.

                                                                                    Value of Unexercised
                                                 Number of Unexercised Options      in-the-money Options
                           Shares Acquired on           at June 30, 1999              at June 30, 1999
         Name              Exercise of Options     Exercisable/Unexercisable      Exercisable/Unexercisable
         ----              -------------------     -------------------------      -------------------------

Paul W. Harrison                  None                   799,999/33,334 shs. <F2>         $-0-/$-0-
Daniel J. Kelly                40,000 <F1>                      None                      $-0-/$-0-

<F1>      On March 29, 1999,  Mr. Kelly  exercised all 40,000 options for shares in the Company at an exercise price of $0.66 per share. An additional 80,000 options have been cancelled during the year.

<F2>      Mr.  Harrison  also holds 72,727  warrants  exercisable  at a price of
          $0.45 per share, 75,472 warrants exercisable at a price of $0.86 per share, and 16,666 warrants exercisable at a price of $1.72 per share. All of these warrants are immediately exercisable.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of October 1, 1999, the shares of Common Stock and percentage of total shares owned by the shareholders known to beneficially own 5% of the Company's outstanding shares of Common Stock, each director and nominee for election to the Board of Directors of the Company and as to all executive officers and directors as a group. All persons indicated have (unless indicated to the contrary) sole or shared with spouse voting and dispositive power over such shares.

Name and Address of Beneficial
Owner, Name of Director or              Title
Nominee or Identity of Group           of Class                    Amount Beneficially Owned            Percentage
----------------------------           ---------                   -------------------------            ----------
Paul W. Harrison                       Common                        1,464,094 <F1><F2>                  29.0%
9040 Roswell Road                      Series P Preferred              125,088.4                         37.4%
Suite 470
Atlanta, Georgia  30350

Larry Fisher                           Common                          266,666 <F1>                      5.28%
9040 Roswell Road
Suite 470
Atlanta, Georgia  30350

Richard T. Case                        Common                           86,134 <F1>                      1.7%
Sanford L. Schwartz                    Common                          138,368 <F1><F3>                  2.7%


All Officers, Directors and Nominees                                 1,688,596 <F1><F2><F3>               33.4%
  as a Group (5 persons)

--------------------

<F1>     Includes  for the  following  persons  the  number of shares  set forth opposite their name which are issuable within 60 days of the record date upon exercise of outstanding stock purchase options or warrants or conversion of outstanding debentures: Harrison--1,113,063 shares; Fisher--126,666 shares; Case--35,334 shares; Schwartz--48,334 shares; and all officers and directors as a group--832,879 shares.

<F2>     Includes  83,333 shares owned by HALIS,  Inc.  ("HALIS"),  of which Mr.
         Harrison is the Chairman of the Board of Directors and Chief Executive Officer and a major shareholder. Does not include 125,088.4 shares of Series P Preferred Stock which, subject to approval of the Company's shareholders, would be convertible into 1,250,884 shares of the Company's Common Stock.

<F3>     Includes shares owned by Creative Business Strategies, Inc. ("CBS") and
         CBSI, LLC ("CBSI). Mr. Schwartz is an officer, director and principal shareholder of CBS and a member and manager of CBSI.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since August 1997, the Company has entered into a number of transactions with HALIS, Inc., an Atlanta, Georgia, publicly-traded company (OTC Bulletin Board Symbol: "HLIS"), and a number of its affiliates and shareholders. HALIS supplies information technology and services focused on the healthcare industry and has developed the HALIS Health Care Enterprise System ("HES"), a single system which integrates all of the major functions needed by clinics, hospitals, healthcare practices, payers, long-term care facilities, laboratories, pharmacies and home healthcare facilities. The HES was developed by HALIS utilizing the MERAD technology, an advanced virtual software and information media utility developed by Paul W. Harrison and owned by Paul Harrison Enterprises, Inc., a Georgia corporation ("PHE"), that was controlled by Paul W. Harrison prior to its acquisition by the Company on October 2, 1998. PHE was also a significant shareholder of HALIS.

          During the first quarter of fiscal year 1998 and prior to its acquisition by the Company, PHE, Mr. Fisher and two non-affiliated shareholders of HALIS exchanged 1,100,000 of their shares of HALIS common stock for 880,000 shares of the Company's Common Stock, and PHE was granted an option to acquire 320,000 additional shares of the Company's Common Stock in exchange for 400,000 additional shares of HALIS common stock. The exchange ratio was based upon the market value for each company's common stock at the time that the transaction was negotiated. Additionally, the agreements provided that HALIS was to acquire 83,333 shares of the Company's Common Stock for a purchase price of $125,000. During February 1998, the option was exercised by PHE and its assigns and PHE exchanged an additional 1,262,000 shares of HALIS common stock for 378,000 shares of HealthWatch Common Stock. The exchange ratio for the shares exchanged in February was based on the market value for each company's common stock at the time that the exchange was negotiated. As a result of these transactions, at September 30, 1998 PHE held 888,400 shares of the Company's common stock. As a result of the acquisition of PHE by the Company on October 2, 1998, these shares became treasury shares and are deemed cancelled and not outstanding.

         These transactions followed the execution by the Company and HALIS during August 1997 of a letter of intent which contemplated a merger of the Company and HALIS. The two companies have not consummated the merger due to the relative volatility in each company's stock price and certain accounting issues that may affect the Company's ability to maintain the $2,000,000 minimum net worth required by The Nasdaq Stock Market, Inc. for the Company to maintain its listing on Nasdaq. While consummation of the merger has not been ruled out by each company's respective Board of Directors, the Company is presently uncertain if it will proceed with the merger.

         In October 1997, the Company entered into a software license and development agreement with MERAD, Corporation (MERAD), a company owned by Paul Harrison Enterprises (PHE), an entity controlled by an officer/director of HealthWatch. Pursuant to the agreement, HealthWatch was to license certain computer architecture, concepts, algorithms and processes from MERAD which the Company originally planned to integrate into line of noninvasive vascular diagnostic equipment. In addition, MERAD was to develop healthcare software for the Company. In exchange for these licenses and services, the Company agreed to pay MERAD a development fee of $15,000 per month during the period January 1998 through January 2000. In addition, HealthWatch was to pay MERAD a fee based on a variable rate of gross software revenues as follows:

     Rate                    Gross Aggregate Software Revenues
     ----                    ---------------------------------
     5.0%                    $0 to $5,000,000
     2.5%                    $5,000,001 to $10,000,000
     1.0%                    In excess of $10,000,000

         During 1998, the Company had incurred $90,000 of development fees, of which $90,000 remained unpaid at June 30, 1998 and was included in other accrued liabilities - related parties as of such date. No software revenue was earned during 1998 and accordingly, no variable rate license fees were incurred. This agreement was effectively cancelled effective June 30, 1999 as a result of the acquisition of PHE by the Company, and no additional amounts were accrued during fiscal 1999.

        Following the initial merger discussions, the Company and HALIS determined that it would be preferable for the two companies, at that time, to adopt a shared business development strategy. To implement this strategy, the Company and HALIS entered into a business collaboration agreement whereby the Company and HALIS share sales prospects and the Company acts as a reseller of the HES software. Additionally, the Company obtained a non-exclusive license from PHE to the MERAD technology, and retained PHE to develop proprietary software technology which originally was contemplated to be used to expand the Company's product offerings to include products and services specifically focused on monitoring, capturing and managing medical information at the point of care. Due to the Company's limited resources, the Company has not proceeded to develop software that would be used in conjunction with its medical devices.

         During October 1998, the Company agreed to acquire PHE and caused its newly created wholly owned subsidiary MERAD Software, Inc., a Nevada corporation, to merge with PHE. In the merger, the shareholders of PHE received 334,432 shares of the Company's Series P Preferred Stock, stated value $10.00 per share (the "Preferred Stock"). Subject to prior approval by the Company's shareholders, the Preferred Stock will be convertible into 3,344,320 shares of the Company's common stock. The Company plans to ask its shareholders to grant this right at its next annual meeting of shareholders. Paul W. Harrison, Chairman, President and Chief Executive Officer of the Company, received 125,088 of the Series P Preferred Stock and Brian L. Schleicher, Chief Financial Officer and Chief Administrative Officer of the Company from September 1998 through August 15, 1999 received 7,812 of the Series P Preferred Stock. All of the Preferred Stock is non-voting, except in certain circumstances. The Series P Preferred Stock has a cumulative dividend feature of 12%, which adjusts to a maximum of 24% if the shares are not granted the right to convert by certain target dates. As of February 1, 1999, the Series P Preferred Stock dividend rate was adjusted to 18% per annum. Dividends shall only be payable if declared by the Company's Board of Directors. No dividends have been declared during fiscal year ended June 30, 1999 and through the date hereof. In addition to the issuance of the Series P Preferred Stock, the PHE shareholders shall be paid additional consideration based on the percentage of the revenues that the Company receives in connection with the sale of software developed utilizing the MERAD technology, up to a maximum of $7 million, and certain PHE shareholders received options for approximately 625,000 shares of the Company's common stock with an exercise price of $.96 per share in exchange for previously outstanding options of PHE. Of the outstanding options issued in the PHE acquisition, 583,333 were issued to Paul W. Harrison. During fiscal 1999, the PHE Shareholders, as a group, earned $94,437 as additional consideration, 50% of which will be paid in cash and the balance to be paid in common stock of the Company. None of this amount has been paid as of year-end.

          At the time of the merger, PHE held 6,177,010 shares of common stock in HALIS and owned the MERAD technology. As a result of its acquisition of PHE and the MERAD technology, the Company has diverted its attention away from the expansion of its medical device business, and has decided to use the newly acquired MERAD technology to develop expanded applications in the healthcare and other industries. Accordingly, the use of this technology to expand the Company's medical device business is unlikely. As a result of the merger, the Company increased its ownership interest in HALIS to 8,939,010 shares of HALIS' common stock, representing approximately 19% of its outstanding shares. In January 1999, the Company converted outstanding debt owed by HALIS to the Company into 1,824,645 additional shares of common stock of HALIS, bringing the number of HALIS shares held by the Company to 10,763,655, representing approximately 21% of HALIS' outstanding shares. The Company is now the single largest shareholder of HALIS and due to the size of its holdings, now accounts for its investment under the equity method of accounting (i.e., it recognizes its proportionate amount of HALIS' income or loss each month).

          Further, as a result of the merger of PHE into MERAD Software, Inc., the MERAD technology is now owned by the Company. HALIS is obligated to pay the Company 10% of the gross revenues generated by HALIS from products and services utilizing the MERAD technology. During fiscal 1999, the Company earned $66,087 in royalties from HALIS none of which has been paid to the Company as of year-end. Additionally, the Company and HALIS currently share office space and have a cost sharing arrangement relating to key personnel under an arrangement that requires the Company to pay HALIS a calculated amount each month based upon a reasonable cost basis of services provided.

         Effective October 10, 1997, PHE and Paul W. Harrison entered into a consulting agreement with the Company which expired on December 31, 1998. The agreement provided for, among other things, the payment to PHE commencing on January 1, 1998 of $15,000 per month through June 30, 1998, the granting of a five-year non-statutory stock option to Mr. Harrison representing the right to acquire up to 150,000 shares of the Company's Common Stock at $2.65625 per share, the then fair market value for the Company's Common Stock, and to loan to Mr. Harrison up to $200,000 payable in four equal annual installments with interest to accrue at 7% per annum to cover tax liabilities arising from the stock swaps with PHE. As of the date hereof, $0 had been borrowed pursuant to the loan commitment. In May 1998 the exercise price for the stock options were repriced to $0.66 per share. None of the options have been exercised. In February 1999, the consulting agreement was modified to remove PHE as a party and to provide for the payment of $12,500 to Paul W. Harrison on a monthly basis to manage the Company, effective as of January 1, 1999. As of June 30, 1999 $12,500 was paid under the revised consulting agreement to Mr. Harrison.

         Effective October 10, 1997, Larry Fisher entered into a consulting agreement with the Company, which expired on December 31, 1998. The agreement provided, among other things, for the grant of a five-year non-statutory stock option representing the right to acquire 80,000 shares of the Company's Common Stock at $2.65625 per share, the then fair market value for the Company's Common Stock. In May 1998 the exercise price for the stock options were repriced to $0.66 per share.

         On December 18, 1996, Daniel J. Kelly entered into an employment agreement with the Company to become the Company's President and CEO. Under the employment agreement he was to be paid $150,000 per annum, and was eligible for a bonus of up to one-third of his base salary and received an option to purchase 120,000 shares of the Company's Common Stock. The Agreement provided for a severance payment equal to five months salary if his employment was terminated before December 31, 2000. Effective June 1, 1998 Mr. Kelly's employment was terminated, and the Company entered into a separation agreement that provided for the payment of $71,500 and acknowledgment by the Company that 40,000 of his options were deemed to be fully vested at an exercise price of $0.66 per share. On March 29, 1999, Mr. Kelly exercised all of the outstanding options.

          On January 22, 1998, Paul W. Harrison, Larry Fisher and Lindley S. Branson (the Secretary of the Company, and a former Director and President of the Company) each loaned the Company $17,000 for a period of 90 days. The loans were to bear interest at 7% per annum. As additional compensation for making the loans, each was granted a warrant to acquire 16,666 shares of the Company's
Common Stock at $1.71875 per share, the fair market value for the Company's Common Stock on January 22, 1998. In addition, during January 1998, a $35,000 loan which Mr. Branson made during the fourth quarter of calendar 1997 was paid by the issuance to Mr. Branson of 20,000 shares of the Company's Common Stock.

         Paul W. Harrison, Chairman of the Board, Chief Executive Officer and President of the Company, is also the Chairman, President and Chief Executive Officer of HALIS. Larry Fisher was a Director of both the Company and HALIS, but resigned from HALIS effective December 31, 1999 and from the Company effective June 1, 1999. Brian L. Schleicher, the Chief Financial Officer and Chief Administrative Officer of the Company from September 1, 1998 until he resigned on August 15, 1999, was also the Chief Administrative Officer of HALIS from February 1, 1999 until he resigned on July 27, 1999.

Item 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)      Listing of Exhibits:

          3.1     Articles of Incorporation, as amended, of the Company (1).
          3.2     Bylaws, as amended, of the Company (2).
          4.1     Specimen form of the Company's Common Stock certificate (2).
          4.2     HealthWatch, Inc. Stock Option Plan of 1989 (3).
          4.3     Form of Incentive Stock Option Agreement (3).
          4.4     Form of Nonstatutory Stock Option Agreement (3).
          4.5     HealthWatch, Inc. Stock Option Plan of 1993 (4).
          4.6     HealthWatch, Inc. Stock Option Plan of 1995 (5).
          4.7     HealthWatch, Inc. 1995 Stock Grant and Salary Deferral Plan
                  (5).
          4.8     Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the  Purchasers  of the
                  Company's 10% convertible senior debentures due 1997
                  (including as an appendix thereto the form of the debenture certificate) (6).
          4.9     Subscription and Purchase Agreement between HealthWatch,  Inc.
                  and HALIS, Inc.(7).
          4.10    Certificate  of   the  Designation,  Preferences,  Rights  and
                  Limitations  of  the  6%  Series A Convertible Preferred Stock
                  of HealthWatch, Inc. (10)
          4.11    Certificate of the Designation, Preferences, Rights and
                  Limitations of the Series P Preferred Stock of HealthWatch,
                  Inc. (10)
         10.1     Business Collaboration Agreement dated as of October 10, 1997 between the Company and HALIS, Inc. (8).
         10.2     Consulting Agreement dated as of October  10, 1997 among  the
                  Company,  Paul Harrison  Enterprises,  Inc. and Paul Harrison
                  (8).
         10.3     Consulting Agreement dated as of October 10, 1997 between the
                  Company and Larry Fisher (8).
         10.4     Agreement and Plan of Merger dated as of September 30, 1998 among HealthWatch, Inc., MERAD Software, Inc. and Paul
                  Harrison Enterprises, Inc. (9).
         10.5     Letter of Intent between HealthWatch, Inc. and HALIS, Inc.
                  dated July 14, 1998 -- previously filed.
         16.1     Letter on Change in Certifying Accountant (11).
         21       Subsidiaries of the Company at June 30, 1999 (6).
         23.1     Consent of Silverman Olson Thorvilson & Kaufmann, Ltd.
         23.2     Consent of Tauber  & Balser, P.C.
         27.1     Financial Data Schedule.

-----------------------

(1) Incorporated herein by reference to the Company's Annual Report, Form 10-K, for the year ended June 30, 1990 (File No. 0-11476).
(2) Incorporated herein by reference to Registration Statement, Form S-18 (File No. 2-85688D).
(3) Incorporated herein by reference to Registration Statement, Form S-2 (File No. 33-42831).
(4) Incorporated herein by reference to the Company's Annual Report, Form 10-KSB, for the year ended June 30, 1994 (File No. 0-11476).
(5) Incorporated herein by reference to the Company's Annual Report, Form 10-KSB, for the year ended June 30, 1996 (File No. 0-11476).
(6) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 33-73462).
(7) Incorporated herein by reference to the Company's Annual Report, Form 10-KSB, for the year ended June 30, 1997 (File No. 0-11476).
(8) Incorporated herein by reference to the Company's Quarterly Report, Form 10-QSB, for the quarter ended December 31, 1997.
(9) Incorporated herein by reference to the Company's Current Report, Form 8-K, dated October 1, 1998.
(10) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB, for the year ended June 30, 1998 (File No. 0-11475).
(11) Incorporated herein by reference to the Company's Current Report on Form 8-K, dated June 29, 1999.



(b) During the quarter ended June 30, 1999, Registrant filed one report on Form 8-K dated June 29, 1999 relating to the change of its auditor.

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION


                              FINANCIAL STATEMENTS
                              --------------------

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
Independent Auditors' Report................................................F-1

Consolidated Balance Sheet..................................................F-2

Consolidated Statements of Operations.......................................F-4

Consolidated Statements of Cash Flows.......................................F-5

Consolidated Statements of Shareholders' Equity ............................F-7

Notes to Consolidated Financial Statements..................................F-8

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
HealthWatch, Inc. d/b/a MERAD Technologies Corporation

We have audited the accompanying consolidated balance sheet of HealthWatch, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. HealthWatch, Inc.'s consolidated statements of operations, shareholders' equity, and cash flows for the year ended June 30, 1998 were audited by other auditors whose report dated August 14, 1998 and September 30, 1998 included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthWatch, Inc. and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, the Company's recurring losses, negative working capital and negative cash flow from operations raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note B. The 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Tauber & Balser, P.C.

Atlanta, Georgia
October 12, 1999

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999



                                     ASSETS

CURRENT ASSETS
     Cash                                                     $   21,746
     Accounts receivable, net of allowance for
        doubtful accounts of $26,310                              97,908
     Inventory                                                    83,864
     Other current assets                                          9,931
                                                              ----------
         TOTAL CURRENT ASSETS                                    213,449
                                                              ----------
OTHER ASSETS
     Investment in HALIS, Inc.                                 1,769,671
     Due from HALIS, Inc.                                        150,364
     Property and equipment, net                                  22,796
     Intangible assets, net                                    1,357,682
     Other assets                                                 34,010
                                                              ----------

         TOTAL OTHER ASSETS                                    3,334,523
                                                              ----------



              TOTAL ASSETS                                    $3,547,972
                                                              ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                                           $    136,724
     Accrued compensation and payroll taxes                                          198,068
     Other accrued liabilities - related parties                                     206,196
     Other accrued liabilities - unrelated parties                                   594,351
     Deferred revenue                                                                 28,530
     Debentures payable - related party                                               15,000
     Debentures payable - unrelated parties                                          465,000
                                                                                ------------

         TOTAL CURRENT LIABILITIES                                                 1,643,869
                                                                                ------------
Contingencies and commitments

SHAREHOLDERS' EQUITY
     Cumulative preferred stock, Series A, $.01 par value; 5,000,000
        shares authorized, 1,145,000 shares issued and outstanding                    11,450
     Cumulative preferred stock, Series P, $.01 par value; 334,432
        shares authorized, issued and outstanding                                      3,344
     Common stock, $.01 par value, 50,000,000 shares authorized,
        3,285,677 issued and outstanding                                              32,857
     Additional paid-in capital                                                   21,842,779
     Accumulated deficit                                                         (19,986,327)
                                                                                ------------

         TOTAL SHAREHOLDERS' EQUITY                                                1,904,103
                                                                                ------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  3,547,972
                                                                                ============

The accompanying notes are an integral part of these consolidated financial statements.

                                           HEALTHWATCH, INC.
                                 d/b/a MERAD TECHNOLOGIES CORPORATION
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                              FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                                             1999             1998
                                                                         -----------      -----------
Product sales                                                            $ 1,220,803      $ 1,383,335
Product cost of sales                                                        940,950        1,359,028
                                                                         -----------      -----------
     Gross Profit                                                            279,853           24,307

OPERATING COSTS AND EXPENSES
     Selling, general and administrative - related parties                   294,976          261,906
     Selling, general and administrative - unrelated parties               1,026,697        1,340,675
     Depreciation and amortization                                           330,002          276,332
     Research and development                                                286,921          231,169
                                                                         -----------      -----------
         TOTAL OPERATING COSTS AND EXPENSES                                1,938,596        2,110,082
                                                                         -----------      -----------
OPERATING LOSS                                                            (1,658,743)      (2,085,775)

OTHER INCOME (EXPENSE)
     Equity loss in HALIS, Inc.                                              (23,702)            -
     Loss on marketable equity securities - related party                       --         (1,824,605)
     Loss from disposition of subsidiary                                        --           (102,885)
     Interest expense - related parties                                       (1,835)          (2,659)
     Interest expense - unrelated parties                                    (65,824)         (65,560)
     Loss on disposal of equipment                                              --             (4,043)
     Miscellaneous                                                             1,173            1,053
                                                                         -----------      -----------
         TOTAL OTHER INCOME (EXPENSE)                                        (90,188)      (1,998,699)
                                                                         -----------      -----------

NET LOSS                                                                 $(1,748,931)     $(4,084,474)
                                                                         ===========      ===========

BASIC AND DILUTED NET LOSS PER SHARE                                     $     (0.65)     $     (2.45)
                                                                         ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                              2,689,859        1,669,325
                                                                         ===========      ===========

       The accompanying notes are an integral part of these consolidated financial statements.



                                           HEALTHWATCH, INC.
                                 d/b/a MERAD TECHNOLOGIES CORPORATION
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                                                      1999              1998
                                                                                 --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $ (1,748,931)     $(4,084,474)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation and amortization                                                  330,002          276,332
         Equity loss from HALIS, Inc.                                                    23,702             -
         Common stock issued for payment of expenses                                       -             120,783
         Loss on disposal of equipment                                                     -               4,043
         Loss on marketable equity securities                                              -           1,824,605
         Loss from disposition of subsidiary                                               -             102,885
         (Increase) decrease in assets:
              Accounts receivable                                                        86,507           52,009
              Inventory                                                                 288,409          240,909
              Other current assets                                                       13,782           (5,820)
              Due from HALIS, Inc.                                                     (150,364)            -
              Other assets                                                              (24,759)          35,032
         Increase (decrease in liabilities)
              Accounts payable                                                         (179,043)          63,093
              Other accrued liabilities - related parties                                 3,304          158,574
              Other accrued liabilities - unrelated parties                             140,920          226,766
              Deferred revenue                                                           (8,434)         (28,291)
                                                                                   ------------      -----------
           Net cash used in operating activities                                     (1,224,905)      (1,013,554)
                                                                                   ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                 (11,198)            -
     Purchase of HALIS, Inc. stock                                                     (157,741)            -
     Cash forfeited in sale of subsidiary                                                  -             (12,008)
                                                                                   ------------      -----------
         Net cash used in investing activities                                         (168,939)         (12,008)
                                                                                   ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debentures payable                                                   (100,000)            -
     Net proceeds from issuance of preferred stock                                         -           1,113,952
     Net proceeds from issuance of common stock                                         661,300          742,496
     Issuance costs paid in common stock swap                                              -             (19,250)
                                                                                   ------------      -----------
              Net cash provided by financing activities                                 561,300        1,837,198
                                                                                   ------------      -----------
Effect of exchange rate changes on cash                                                    -              (1,980)
                                                                                   ------------      -----------

(Decrease) Increase in cash                                                            (832,544)         809,656
Cash, beginning of year                                                                 854,290           44,634
                                                                                   ------------      -----------

Cash, end of year                                                                  $     21,746     $    854,290
                                                                                   ============     ============

       The accompanying notes are an integral part of these consolidated financial statements.

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998


                                                          1999           1998
                                                       ----------     ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the year for interest            $  25,601     $    2,770
                                                       ==========    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended June 30, 1999:

     The Company issued 488,400 shares of common stock valued at $448,436 to MERAD Software, Inc. (formerly Paul Harrison Enterprises, Inc.) prior to its acquisition by the Company in exchange for 1,400,000 shares of HALIS, Inc. common stock.

     The Company issued 334,432 shares of Series P preferred stock valued at $2,560,000 for 6,177,010 shares of HALIS, Inc. common stock valued at $868,488, 888,400 shares of its own common stock valued at $710,720 which was retired, other assets valued at $80,628, and the MERAD Technology valued at $900,164 in connection with the acquisition of MERAD Software, Inc. (formerly Paul Harrison Enterprises, Inc.)

     The Company accrued liabilities of $92,772 and increased its carrying value of the MERAD Technology for additional consideration associated with the acquisition of MERAD Software, Inc.

     The Company received 1,824,645 shares of HALIS, Inc. common stock valued at $157,741 in exchange for a note receivable from HALIS, Inc.

During the year ended June 30, 1998:

     The Company issued 29,848 shares of common stock valued at $83,163 in exchange for services.

     The Company issued 17,100 shares of common stock valued at $37,620 for employee bonuses.

     The Company issued 1,089,600 shares of common stock in exchange for 1,362,000 shares of issued and outstanding HALIS, Inc. common stock.


     The Company converted 20,834 shares of Series H preferred stock valued at $120,802 to 83,334 shares of common stock.


The accompanying notes are an integral part of these consolidated financial statements.


                                                         HEALTHWATCH, INC.
                                                d/b/a MERAD TECHNOLOGIES CORPORATION
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                             FOR THE YEARS ENDED JUNE 30, 1999 AND 1998


                                                                                                                        Additional
                                                                        Preferred Stock              Common Stock         Paid-In
                                                                      Shares       Amount        Shares        Amount     Capital
                                                                      ------       ------        ------        ------     -------
Balance at June 30, 1997                                                 -      $      -         702,018    $  7,020  $ 14,823,100
   Net loss                                                              -             -            -           -             -
   Equity adjustment from foreign currency
     translation - sale of subsidiary                                    -             -            -           -             -
Series A preferred stock issued in private offering                 1,145,000        11,450         -           -          981,700
Series H preferred stock issued in private offering                    20,834           208         -           -          120,594
Common stock issued for conversion of Series H preferred stock        (20,834)         (208)      83,334         833          (625)
Common stock issued in exchange for marketable equity securities         -             -       1,089,600      10,896     2,113,167
Common stock issued in private offerings                                 -             -         441,866       4,419       657,631
Common stock issued for services                                         -             -          29,848         298        82,865
Common stock options exercised                                           -             -          15,600         156        46,944
Common stock warrants exercised                                          -             -          41,355         414        32,932
Common stock bonuses                                                     -             -          17,100         171        37,449
                                                                    --------    -----------   ----------    --------  ------------

Balance at June 30, 1998                                            1,145,000        11,450    2,420,721      24,207    18,895,757
   Net loss                                                              -             -            -           -             -
Series P preferred stock issued in private offering                   334,432         3,344         -           -        2,556,656
Common stock  purchased and retired                                      -             -        (888,400)     (8,884)     (701,836)
Common stock issued                                                      -             -       1,209,956      12,100       612,900
Common stock issued in stock exchange                                    -             -         488,400       4,884       443,552
Common stock options exercised                                           -             -          55,000         550        35,750
                                                                    ---------   -----------   ----------    --------  ------------
Balance at June 30, 1999                                            1,479,432   $    14,794    3,285,677    $ 32,857  $ 21,842,779
                                                                    =========   ===========    =========    ========  ============


                                                 [WIDE TABLE CONTINUED FROM ABOVE]


                                                                                                     Total
                                                              Accumulated        Comprehensive    Shareholders'
                                                               Deficit               Income          Equity
                                                             -------------       -------------    -------------
BALANCE AT JUNE 30, 1997                                     $(14,152,922)        $ (49,887)       $  627,311
   Net loss                                                    (4,084,474)             -           (4,084,474)
   Equity adjustment from foreign currency
      translation - sale of subsidiary                              -                49,887            49,887
Series A preferred stock issued in private offering                 -                  -              993,150
Series H preferred stock issued in private offering                 -                  -              120,802
Common stock issued for conversion of Series H preferred stock      -                  -                 -
Common stock issued in exchange for marketable equity securities    -                  -             2,124,063
Common stock issued in private offerings                            -                  -               662,050
Common stock issued for services                                    -                  -                83,163
Common stock options exercised                                      -                  -                47,100
Common stock warrants exercised                                     -                  -                33,346
Common stock bonuses                                                -                  -                37,620
                                                               ----------        -----------        ----------
BALANCE AT JUNE 30, 1998                                      (18,237,396)             -               694,018
   Net loss                                                    (1,748,931)             -            (1,748,931)
Series P preferred stock issued in private offering                 -                  -             2,560,000
Common stock purchased and retired                                  -                  -             (710,720)
Common stock issued                                                 -                  -               625,000
Common stock issued in stock exchange                               -                  -               448,436
Common stock options exercised                                      -                  -                36,300
                                                             ------------         ---------         ----------
BALANCE AT JUNE 20, 1999                                     $ 19,986,327         $    -            $1,904,103
                                                             ============         =========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization
----------------------

HealthWatch, Inc. d/b/a MERAD Technologies Corporation ("MERAD" or the "Company") was founded in 1983 and has evolved from a supplier of noninvasive vascular diagnostic medical instruments including a proprietary device used to monitor and control intravenous ("IV") drug infusion to hospitals and medical clinics throughout the United States into primarily a software information technology ("IT") company. The Company's virtual software application utility (the "MERAD Technology") utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in virtually unlimited number of combinations to provide efficient applications that can be accessed in both an Internet and Intranet environment. Headquartered in Atlanta, Georgia, MERAD has research and development, marketing, sales and support capabilities in the healthcare IT sector.

Principles of Consolidation and Accounting for Investees
--------------------------------------------------------

The consolidated financial statements include the accounts of HealthWatch, Inc. d/b/a MERAD Technologies Corporation and the Company's wholly owned subsidiaries MERAD Software, Inc. and HealthWatch Technologies, Inc. and their wholly owned subsidiaries, respectively. MERAD's investment in a company in which it has the ability to exercise significant influence over operating and financial policies is accounted for by the equity method. Accordingly, MERAD's share of the net earnings of this company is included in consolidated net loss. As of January 29, 1999, MERAD's investment in HALIS, Inc. ("HALIS") is accounted for under the equity method. Prior to this date, the Company accounted for its available-for-sale investment in HALIS, Inc. at its fair value. All significant intercompany balances and transactions are eliminated in consolidation.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentration risk consist principally of cash, amounts due from HALIS, Inc. and accounts receivable. The Company maintains cash in a bank deposit account which, at times, may exceed federally insured limits. The Company believes it has its cash deposits at high quality financial institutions. The Company believes no significant credit risk exists with respect to these deposits.

Due from HALIS, Inc. represents amounts advanced to HALIS, Inc. for its portion of shared administrative and office expenses and amounts owed to the Company for unpaid royalties due on the MERAD Technology. The ultimate collection of these unsecured advances is uncertain based on the financial position of HALIS, Inc. and therefore the Company believes it is impracticable to estimate fair value at June 30, 1999.

Accounts receivable arise from the sale of medical supplies and the provision of technical support to hospitals and medical clinics. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers. The Company's credit losses are subject to general economic conditions of the medical industry.

Inventory
---------

Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market. During fiscal 1999, approximately $188,000 of inventory was charged to operations - cost of sales as the products were determined to be obsolete.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is computed using straight-line methods and is expensed based upon the estimated useful lives of the assets. Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Long-Lived Assets
-----------------

MERAD evaluates the carrying value of long-lived assets, including intangibles and technology, whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition is less than the carrying value of the asset.

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share
------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 which requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. The adoption of SFAS No. 128 had no effect on the Company's financial statements. Basic EPS is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt and stock. As the Company's stock options, warrants, and convertible debt and stock are antidilutive for all periods presented dilutive loss per share is the same as basic loss per share. At June 30, 1999 and 1998, outstanding options and warrants to purchase 3,628,645 and 2,357,612 shares, respectively, of the Company's common stock were not included in the computation of diluted loss per share as their effect would be antidilutive.

Revenue Recognition
-------------------

MERAD recognizes revenue from product sales at the time ownership transfers to the customer, principally, at shipment. Revenues from service contracts are generally recognized on the straight-line basis over the life of the contracts, which are principally 12 months. Deferred revenue represents amounts received on service contracts but not yet earned.

Stock Based Compensation
------------------------

The Company follows adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value-based method of measuring stock-based compensation, but does not require an entity to adopt the fair value method for preparing its basic financial statements. For entities not using the fair value method, SFAS No. 123 requires disclosures in the footnotes of pro forma net earnings and earnings per share information as if the fair value-based method had been adopted.

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements
-----------------------------

In June 1998 and 1999, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. MERAD does not use derivatives and accordingly, these statements will not have an impact on our financial results.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. SOP 98-1 will be effective for MERAD's fiscal year ending June 30, 2000. The Company believes that the adoption of this statement will not have a significant impact on its financial results.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE B - MANAGEMENT'S OPERATING PLANS

During 1999 and 1998, respectively, MERAD incurred a net loss of $1,748,931 and $4,084,474 and negative cash flow from operations of $1,224,905 and $1,013,554, resulting in a net working capital deficit of $1,430,420 and $340,287 an accumulated deficit of $19,986,327 and $18,237,396 at June 30, 1999 and 1998,
respectively. Given these results combined with the Company's defaults under its debenture agreements, and the Company's commitments to loan a related party up to $200,000, additional capital will be needed to sustain MERAD's operations.

Management's plans in this regard include acting as a reseller of the HALIS Enterprise System and its derivatives to its healthcare customer base and the continued sale of supplies and provision of technical support to the users of the medical products it previously sold. If resources are available, the Company hopes to use the MERAD Technology to develop additional applications, Also, as HALIS continues its efforts to sell the HALIS Enterprise System and its derivatives, MERAD will collect royalties because such products incorporate the MERAD Technology. The Company believes that the MERAD Technology will contribute greatly toward the future operations of the Company, although no assurance regarding the commercial success of the Technology can be provided at this time. Additionally, the Company will continued its efforts to raise the additional capital required to fund planned 2000 activities.

In the event that Management's plans as described above are not successful, MERAD could be forced to further reduce its operations, curtail acquisitions or other projects, liquidate any excess inventory, liquidate its investment in HALIS, and sell any non-performing operating lines.

The actions described above may not be sufficient to prevent the Company from liquidating. The consolidated financial statements do not contain any adjustments, which might be necessary, if MERAD is unable to continue as a going concern.


NOTE C - INVESTMENT IN HALIS, INC.

During fiscal 1998, MERAD issued 1,089,600 shares of its common stock in exchange for 1,362,000 shares, or approximately 2%, of the issued and outstanding registered shares of HALIS, Inc. at that time. In addition, the Company paid $19,250 of costs directly related to this transaction. The HALIS shares received were recorded at their fair market value as of the exchange dates of $2,143,313, with MERAD recording net equity related to the issuance of its shares of $2,124,063 (net of issuance costs). As of June 30, 1998, the Company had classified all common shares of HALIS as available-for-sale. Throughout 1998, the investment in HALIS' common stock experienced a decline in value and during the fourth quarter of 1998, management deemed the decline to be "other-than-temporary." As a result, an unrealized loss aggregating $1,824,605 was reflected as a separate component in the statement of operations and the amortized cost was been written down to its new cost basis of $318,708 as of June 30, 1998.

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE C - INVESTMENT IN HALIS, INC. (Continued)

During fiscal 1999, MERAD acquired additional shares in HALIS bringing its ownership to approximately 21%, and accordingly, the Company changed its accounting from fair value to the equity method of accounting. This change in accounting principle resulted in a cumulative effect adjustment during fiscal 1999 to MERAD's beginning accumulated deficit to reflect the balance of the investment in HALIS as of July 1, 1999. Due to the Company's determination that a decline in market value at June 30, 1998 was other than temporary, and the related unrealized loss of $1,824,605 was included in operations for fiscal 1998, the Company did not restate the value of the shares held at June 30, 1998 above the fair market value at that date of $318,708.

The carrying value of the investment with HALIS under the equity method exceeded the 21% equity in the underlying net assets of HALIS at the date of conversion to the equity method by $1,845,329. This excess of the investment over the 21% equity in the underlying net assets of HALIS is being amortized on the straight-line method over ten years.


A summary of financial information for HALIS, Inc. as of June 30, 1999 is as follows:

Current assets                                                      $ 1,418,713
Noncurrent assets                                                     2,433,233
                                                                    -----------
         Total assets                                               $ 3,851,946
                                                                    ===========

Current liabilities                                                 $ 3,319,376
Noncurrent liabilities                                                  223,354
                                                                    -----------
         Total liabilities                                          $ 3,542,730
                                                                    ===========

Shareholders' equity                                                $   309,216
                                                                    ===========

MERAD's equity investment                                           $ 1,832,345
                                                                    ===========
Year ended June 30, 1999
   Net revenues                                                     $ 6,071,574
   Cost of goods sold                                                 1,876,267
                                                                    -----------
      Gross profit                                                  $ 4,195,307
                                                                    ===========

Operating loss                                                      $(1,032,346)
                                                                    ===========

Cash operating loss <F1>                                            $  (154,546)
                                                                    ============

Net loss                                                            $  (257,349)
                                                                    ============

MERAD's equity income <F2>                                          $    38,972
                                                                    ============

<F1> Cash  operating  loss is defined as  operating  loss plus depreciation and amortization expense and other noncash operating expenses.

<F2> MERAD's equity income is based upon  ownership  percentages  that began at approximately 4.9% and increased to approximately 21% during the year ended June 30, 1999.

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE C - INVESTMENT IN HALIS, INC. (Continued)

If valued at the June 30, 1999 quoted closing price of publicly traded HALIS shares, the calculated value of MERAD's investment in HALIS is $1,342,082. The calculated value exceeds the Company's carrying value by $424,103. In
Management's opinion, this decline is temporary in nature, and therefore, no adjustment is necessary to the carrying value of HALIS by the equity method.

The Company has a significant investment in HALIS and considers its investment in HALIS to be a long-term investment. However, in the event that the Company is unable to raise additional capital, it may be required to sell shares of the HALIS common stock. The HALIS common stock is traded in the over-the-counter market on the NASDAQ Bulletin Board. The 10,763,655 shares of HALIS common stock owned by the Company represent approximately 21% of the total outstanding shares of HALIS common stock. Due to the fact that the Company may be considered an affiliate of HALIS, the Company's ability to sell its HALIS shares could be adversely affected by the requirement of Rule 144 promulgated by the Securities and Exchange Commission, which would limit the number of HALIS shares that could be sold in any three-month period. There can be no assurance as to the price the Company could receive for the HALIS common stock if it were required to sell the stock to raise additional working capital.


NOTE  D  -  ACQUISITION  OF  MERAD  SOFTWARE,   INC.   (FORMERLY  PAUL  HARRISON
ENTERPRISES, INC.) ("PHE")

During fiscal 1999, the Company completed the acquisition of MERAD Software, Inc. (formerly Paul Harrison Enterprises, Inc.) and subsidiaries. The Company issued 334,443 shares of Series P Preferred Stock in exchange for all of the issued and outstanding common stock of PHE. In addition, MERAD will pay to the shareholders of PHE additional consideration based on a variable rate of gross revenues related to the MERAD Technology. The additional consideration, payable quarterly in equal increments of the Company's common stock and cash, equals 5% of the first $1,000,000 gross revenues related to the MERAD Technology acquired and 10% of revenues thereafter in any fiscal year. The additional consideration is payable for a period of ten years or until the Company has paid in the aggregate $7,000,000 in additional consideration.

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998



NOTE  D  -  ACQUISITION  OF  MERAD  SOFTWARE,   INC.   (FORMERLY  PAUL  HARRISON
ENTERPRISES, INC.) ("PHE") (Continued)

The Series P preferred stock is non-voting with a stated value of $10.00 per share. The preferred stock is convertible into ten shares of fully-paid and non-assessable common share, provided the conversion feature is approved by the vote of the Company's shareholders; and provided, through March 2000, that immediately following the conversion the PHE shareholders own less than 45% of MERAD's then outstanding shares of common stock. Dividends are cumulative and payable semi-annually, if declared, at a variable rate, $1.20 per share through January 1999 increasing to $1.80 on February 1, 1999 and to $2.40 per share on August 1, 1999 if not converted into common stock on or before such dates. The Series P preferred stock has dividend and liquidation preferences over all common stock, and is on an equal liquidation and dividend (other than rate) basis with the Series A preferred stock of the Company (See Note J). Management has determined the fair market value of these shares to be $2,560,000 based on the approximate trading price for MERAD's common stock at the date of the transaction, discounted to factor in the reduction in value stemming from the non-marketable restrictions of the preferred shares issued.

The Company has accounted for the acquisition under the purchase method of accounting whereby the assets and liabilities of PHE are recorded at their fair market value as of the date of the acquisition. The $900,164 excess purchase price over the fair market value of the net tangible assets acquired has been identified as the MERAD Technology acquired and is being amortized over a ten year period.

Summarized below is the unaudited condensed and pro forma consolidated statement of operations as if the acquisition had taken place at the beginning of the year ended June 30, 1999.

                             Proforma Condensed Consolidated Statement of Operations (Unaudited)
                         ----------------------------------------------------------------------------
                                               Paul Harrison       Proforma            Proforma
                         HealthWatch, Inc.   Enterprises, Inc.   Consolidating     HealthWatch, Inc.
                           Consolidated        Consolidated         Entries          Consolidated
                         -----------------   -----------------   -------------     -----------------

Sales                        $ 1,220,803         $ 157,024       $ (117,024) <F2>     $ 1,260,803
Cost of sales                    940,050                 -                -               940,950
                             -----------         ---------       ----------           -----------

       Gross profit              279,853           157,024         (117,024)              319,853

Operating expenses             1,938,596            80,737           24,823  <F1>       2,044,156
                             -----------         ---------       ----------           -----------
    Loss from operations      (1,658,743)           76,287         (141,847)           (1,724,303)
    Other income (expense)       (90,188)                -                -               (90,188)
                             -----------         ---------       ----------           -----------

       Net income (loss)     $(1,748,931)         $(76,287)      $ (141,847)          $(1,814,491)
                             ===========          ========       ==========           ===========

Net loss per share           $     (0.65)                                           $      (0.67)
                             ============                                             ============

Weighted average
   Number of shares
   outstanding                 2,689,859                                                2,689,859
                               =========                                                =========

<F1>  To record amortization of MERAD Technology.
<F2>  To eliminate intercompany sales of investments.

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE  D  -  ACQUISITION  OF  MERAD  SOFTWARE,   INC.   (FORMERLY  PAUL  HARRISON
ENTERPRISES, INC.) ("PHE") (Continued)

Summarized below is the unaudited condensed and proforma consolidated balance sheet and statement of operations as if the acquisition had taken place at the beginning of the year ended June 30, 1998. It was assumed that the 334,443 of preferred shares issued in connection with this acquisition were outstanding at the beginning of the proforma period.

                                               Proforma Condensed Consolidated Balance Sheet (Unaudited)
                               ------------------------------------------------------------------------------------------

                                                    Paul Harrison                        Proforma            Proforma
                                HealthWatch, Inc. Enterprises, Inc.   Acquisition     Consolidating     HealthWatch, Inc.
                                Consolidated        Consolidated      Adjustment         Entries           Consolidated
                                ------------        ------------      ----------         -------           ------------
Current assets                   $ 1,434,691         $   129,120     $      --          $   (95,000)<F4>    $ 1,468,811
Marketable equity                                                                          (710,720)<F3>
Securities - related party           318,708             525,000            --            1,149,332           1,282,320
Technology and other
   intangible assets                 715,597             255,038            --              938,064           1,908,699
Investment in
  Subsidiary                            --                  --         2,560,000<F1>     (2,560,000)<F2>           --
                                 -----------         -----------     -----------       ------------         -----------
Total assets                     $ 2,468,996         $   909,158     $ 2,560,000        $(1,278,324)        $ 4,659,830
                                 ===========         ===========     ===========        ===========         ===========

Current liabilities              $ 1,774,978         $   436,604            --          $   (95,000)<F4>    $ 2,116,582
Long-term debt                          --                  --              --             (710,720)<F3>           --
Shareholders' equity                 694,018             472,554       2,560,000<F1>       (472,604)<F2>      2,543,248
                                 -----------         -----------     -----------       ------------         -----------
Total liabilities and equity     $ 2,468,996         $   909,158     $ 2,560,000        $(1,278,324)        $ 4,659,830
                                 ===========         ===========     ===========        ===========         ===========

<F1>
         To reflect the acquisition of Paul Harrison Enterprises, Inc. (PHE) on HealthWatch, Inc. consolidated as if the acquisition had occurred on June 30, 1998

<F2>     To record net assets  purchased at fair market value and  eliminate the intercompany investment and PHE's equity.

<F3>      To retire  HealthWatch,  Inc.'s  common stock  purchased as part of the acquisition of PHE.

<F4>     To eliminate intercompany balances as of June 30, 1998.

                               HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE  D  -  ACQUISITION  OF  MERAD  SOFTWARE,   INC.   (FORMERLY  PAUL  HARRISON
ENTERPRISES, INC.) ("PHE") (Continued)


                                         Proforma Condensed Consolidated Statement of Operations (Unaudited)
                               ------------------------------------------------------------------------------------------

                                                    Paul Harrison                        Proforma            Proforma
                                HealthWatch, Inc. Enterprises, Inc.   Acquisition     Consolidating     HealthWatch, Inc.
                                Consolidated        Consolidated      Adjustment         Entries           Consolidated
                                ------------        ------------      ----------         -------           ------------
Sales                           $ 1,383,335        $   105,000        $   --          $    95,000<F1>      $ 1,393,335
Cost of sales                     1,359,028               --              --                --               1,359,028
                                  ---------        -----------        ----------      -----------          -----------
Gross profit                         24,307            105,000            --               95,000               34,307
Operating expenses                2,110,082            495,902            --              (95,000)<F1>       2,510,984
                                  ---------        -----------        ----------      -----------          -----------
Loss from operations            (2,085,775)          (390,902)            --                --              (2,476,677)
Other income (expense)          (1,998,699)           129,265             --                --              (1,869,434)
                                  ---------        -----------        ----------      -----------          -----------
Net loss                       $(4,084,474)       $  (261,637)        $   --          $     --             $(4,346,111)
                               ===========        ===========         ==========      =============        ===========
Net loss per share             $     (2.45)                                                                $     (2.60)
                               ===========                                                                 ===========


Weighted average number
of shares outstanding            1,669,325                                                                   1,669,325
                                 =========                                                                   =========

<F1> To eliminate intercompany activity during the year ended June 30, 1998.

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE E - INVENTORY

Inventory consisted of the following at June 30, 1999


              Raw materials                                $    59,000
              Work in process                                      --
              Finished goods                                    24,864
                                                           -----------
              Total inventory                              $    83,864
                                                           ===========

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 1999

         Furniture and equipment                  $  635,569
           Less accumulated depreciation            (612,773)
                                                  ----------
               Property and equipment, net        $   22,796
                                                  ==========

NOTE G - INTANGIBLE ASSETS


Intangible assets arising from the acquisition of Life Sciences, Inc. and the acquisition of MERAD Software, Inc. (formerly Paul Harrison Enterprises, Inc.) and subsidiaries consists of technology known as the Life Sciences Technology and the MERAD Technology, respectively, and are being amortized over ten years on the straight-line method. Life Sciences Technology and MERAD Technology consists of the following as of June 30, 1999:

Life Sciences Technology                                   $ 2,716,987
Less accumulated amortization                               (2,281,333)
                                                           -----------
Life Sciences Technology, net                                  435,654

MERAD Technology                                           $   992,936
Less accumulated amortization                                  (70,908)
                                                           -----------
MERAD Technology, net                                          922,028
                                                           -----------
Intangible assets, net                                     $ 1,357,682
                                                           ===========

The Life Sciences Technology includes technology, drawings and documentation, name, applications and customer base. MERAD Technology includes the technology and virtual software application utility.

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE H - DEBENTURES PAYABLE

Debentures payable accrue interest at an annual rate of 10%, payable quarterly and are secured by substantially all assets of the Company. The debentures matured March 1, 1998 and are presently in default. As of June 30, 1999, the debentures had not been extended and the Company is in default under the debenture agreements. The debentures are convertible into common stock, at the option of the holder, at a conversion rate of one share of common stock for every $70.00 of debentures converted. During 1999 and 1998, no debentures were converted into common stock.

Debentures payable to related parties consist of debentures issued to a director/shareholder of MERAD.

At June 30, 1998, the Company believed that the carrying value of the debt approximated its fair value, as MERAD's borrowing terms had not changed substantially since the issuance of its debentures. At June 30, 1999, the Company does not believe that it is practicable to estimate the carrying value because of the operating difficulties of the Company.


NOTE I - CONTINGENCIES AND COMMITMENTS

Operating Leases
----------------

The Company has entered into an operating lease for office and warehouse, which began on January 1, 1999 and is for a period of three years. The lease agreement calls for total annual rent of $49,200, with a 4% increase each year. Prior to the execution of this lease, the Company subleased its office and warehouse space on a month-to-month basis.

Rent expense for 1999 and 1998 was $59,055 and $152,899, respectively.

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ENDED JUNE 30, 1999 AND 1998


NOTE J - PREFERRED STOCK

Convertible Series A Preferred Stock
------------------------------------

In June 1998, the Company issued 1,145,000 shares of non-voting Series A, $.01 par value, 6% cumulative and convertible preferred stock for net proceeds of $993,150. Series A preferred shareholders have the option to convert the Series A preferred stock, which has a stated value of $1.00 per share, into fully-paid and non-assessable shares of $.01 par value common stock at a conversion rate equal to the lesser of $.52 per share or 70% of the market value of the common stock at the time of conversion. Dividends are payable semi-annually, if declared. No dividends were declared during the years ended June 30, 1999 and 1998. At June 30, 1999, the amount of dividends in arrears was $68,700. The Series A preferred stock has dividend and liquidation preferences over common stock, and is an equal liquidation and dividend (other than rate) basis with the Series P preferred stock of the Company. The stated liquidation preference value is $1,145,000. As of October 1, 1999 (but after the year ended June 30, 1999), 567,000 shares of the Series A preffered stock have been converted into 1,384,438 shares of the Company's common stock.

Convertible Series H Preferred Stock
------------------------------------

During 1998, the Company issued 20,834 shares of non-voting Series H, $.01 par value convertible preferred stock to HALIS for net proceeds of $120,802. Series H preferred shareholders had the option to convert each share of Series H preferred stock into four fully-paid and non-assessable shares of the $.01 par value common stock.

During 1998, HALIS converted its 20,834 shares of Series H preferred stock into 83,334 shares of common stock in accordance with the conversion policy.

                                HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE J - PREFERRED STOCK (Continued)

Convertible Series P Preferred Stock
------------------------------------

During 1999, the Company issued 334,432 shares of $.01 par value Series P Preferred Stock in exchange for all of the issued and outstanding common stock of PHE. The Series P Preferred Stock is non-voting with a stated value of $10.00 per share. The preferred stock is convertible into ten shares of fully-paid and non-assessable common stock, provided the conversion feature is approved by the vote of the Company's shareholders; and provided, through March 2000, that immediately following the conversion the PHE shareholders own less than 45% of the Company's then outstanding shares of common stock. Dividends are cumulative and payable semi-annually, if declared, at a variable rate of $1.20 per share through January 1999 increasing to $1.80 per share on February 1, 1999 and to $2.40 per share on August 1, 1999 if not converted into common stock by such dates. At June 30, 1999, the amount of dividends in arrears was $384,597. The Series P Preferred Stock has dividend and liquidation preferences over all common stock, and is on an equal liquidation and dividend (other than rate) Basis with the Series A Preferred Stock of the Company. The stated liquidation preference value of $3,344,320. Management has determined the fair market value of these shares to be $2,560,000 based on the approximate trading price for the Company's common stock at the date of the transaction, discounted to factor in the reduction in value stemming from the non-marketable restrictions of the preferred shares issued.

NOTE K - SHAREHOLDERS' EQUITY

Private Placement of Common Stock
---------------------------------

During 1999, the Company offered and issued 1,209,956 shares of common stock at various prices per share in private offerings. Net proceeds to the Company aggregated $625,000.

During 1999, 55,000 shares of common stock were issued as a result of options being exercised by former employees of the Company.

During 1998, the Company offered and issued 20,000 shares of common stock at $1.75 per share to an existing shareholder of the Company. Net proceeds to the Company aggregated $35,000.

During 1998, the Company offered up to 360,000 shares of its common stock at $1.50 per share. Pursuant to the offering, the Company issued 349,333 shares of common stock to HALIS shareholders resulting in proceeds, net of direct expenses (aggregating $4,760) of $519,240.

Additionally, in 1998, the Company offered 30 units of its securities at $6,000 per unit. Each unit consisting of 4,000 shares of common stock and 2,000 stock purchase warrants, representing the right to purchase additional shares of common stock at $.75 per share. Pursuant to the offering, the Company sold
18.133 units or 72,533 shares of common stock and 36,267 warrants to purchase common stock to HALIS shareholders, resulting in proceeds, net of commissions and other expenses (aggregating $990), of $107,810.

                               HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998



NOTE K - SHAREHOLDERS' EQUITY (Continued)

Securities Offerings - HALIS, Inc.

During 1998, the Company pursued a joint venture and co-marketing arrangement with HALIS, a publicly traded Georgia corporation. Pursuant to this arrangement, MERAD entered into the following series of transactions with HALIS and certain shareholders and affiliates of HALIS.

    * The Company offered and issued 20,834 shares of Series H preferred stock to HALIS at $6.00 per share resulting in proceeds, net of direct expenses (aggregating $4,202), of $120,802. The Series H Preferred Stock was converted during 1998 into 83,334 shares of common stock.

    * The Company approved the exchange of up to 1,258,000 shares of issued and outstanding HALIS common stock with various HALIS shareholders and affiliates. All such shares of HALIS common stock received by MERAD pursuant to this exchange have been registered with the SEC and are marketable by the Company pursuant to Rule 144 promulgated by the Securities and Exchange Commission. In addition, MERAD granted an option to exchange an additional 400,000 shares of HALIS common stock for 320,000 shares of the Company's common stock provided that immediately following any such exchange HALIS and its affiliates own less than 48% of MERAD's then outstanding shares of common stock. During 1998, the Company issued 1,089,600 shares of common stock in exchange for 1,362,000 shares of HALIS' issued and outstanding common stock.

   * As of June 30, 1998, the Company had entered into two subscription and exchange agreements with Paul Harrison Enterprises ("PHE"). Pursuant to these agreements, MERAD agreed to issue an additional 488,400 shares of its common stock in exchange for 1,400,000 shares of HALIS common stock owned by PHE. During fiscal 1999, the exchanges under these two subscription agreements were completed.

Stock Options
-------------

At June 30, 1999, 425,000 shares of common stock were reserved for issuance under the Company's 1995 Stock Option Plan. Pursuant to the plan, the Board of Directors may grant options to key individuals at their discretion. Option prices under the Incentive Stock Option Plan may not be less than the fair market value on the date the option is granted, whereas, non-statutory stock option prices may not be less than 85% of the fair market value on the date the option is granted. The options vest over a period of one to three years.

                               HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE K - SHAREHOLDERS' EQUITY (Continued)

A summary of the status of the Company's stock options plans as of June 30, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                                              1999                                1998
                                                 -----------------------------      ------------------------------
                                                                   Weighted                           Weighted
                                                                    Average                            Average
                                                   Shares       Exercise Price        Shares       Exercise Price
                                                   ------       --------------        ------       --------------
          Outstanding at beginning of year         859,695        $  1.29              354,600      $   11.09
          Granted                                  626,000        $   .96              831,714      $    1.01
          Exercised                                (55,000)       $   .66              (15,600)     $    3.02
          Expired                                   (6,553)       $ 15.30                 -         $     -
          Cancelled                               (161,302)       $  1.91             (311,019)     $   10.59
                                                 ---------        -------             --------      ---------

          Outstanding at end of year             1,262,840        $   .90              859,695       $   1.29
                                                 =========        =======             ========       ========

          Options exercisable at end of year     1,194,508        $   .91              337,572       $   1.22
                                                 =========        =======             ========       ========

          Weighted-average fair value of
             options granted during the year                      $   .07                            $    .51
                                                                  =======                            ========

The following table summarizes information about stock options outstanding at June 30, 1999:

                                      Options Outstanding                             Options Exercisable
                      -------------------------------------------------         -------------------------------
                                           Weighted-          Weighted-                               Weighted-
                         Number              Average            Average             Number              Average
   Exercise           Outstanding          Remaining          Exercise           Outstanding          Exercise
    Prices            at 6/30/99       Contractual Life         Price            at 6/30/99             Price
    ------            ----------       ----------------         -----            ----------             -----
 $13.30                  1,428              .8 Years          $13.30                 1,428              $13.30
 $ 6.75                 15,000             2.5 Years          $ 6.75                15,000              $ 6.75
 $ 2.80                  3,000             3.2 Years          $ 2.80                 3,000              $ 2.80
 $  .96                626,000             4.3 Years          $  .96               626,000              $  .96
 $  .66                617,412             3.5 Years          $  .66               549,000              $  .66
                     ---------                                                   ---------
                     1,262,840                                                   1,194,508
                     =========                                                   =========


Various officers and directors have been granted a total of 1,178,475 options under the Company's Stock Options Plans which are included in the above table (see Note L).


SFAS No. 123, "Accounting for Stock-Based Compensation," equires the Company to provide pro-forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: no dividend yield for each year; expected volatility of 136.25% and 147.50%, respectively; and risk free interest rates of 4.72% and 5.98%, respectively.

                               HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE K - SHAREHOLDERS' EQUITY (Continued)
                                                1999               1998
                                           --------------     --------------

         Net loss:
              As reported                   $(1,748,931)        $(4,084,474)
              Pro forma                     $(1,849,368)        $(4,892,134)

         Net loss per share:
              As reported                   $     (0.65)        $     (2.45)
              Pro forma                     $     (0.69)        $     (2.93)


The Company has issued stock warrants in conjunction with the issuance of common stock. Activity related to stock warrants was as follows:

                                                                Weighted Average
                                               Warrants         Exercise Price
                                               --------         --------------

     Outstanding at June 30, 1997              300,000               $10.00
        Granted                              1,239,252               $ 1.21
        Exercised                              (41,335)              $  .81
        Expired                                   -                  $  -
                                             ----------              -------
     Outstanding at June 30, 1998            1,497,917               $ 2.98
        Granted                              1,170,804               $  .63
        Exercised                                 -                  $  -
        Expired                               (302,916)              $ 9.91
                                             ---------               ------
     Outstanding at June 30, 1999            2,365,805               $  .93
                                             =========               ======

At June 30, 1999, the Company had warrants outstanding as follows:

          Common Shares                   Exercise                Expiration
          Under Warrant                Price Per Share               Date
          -------------                ---------------           -------------
               145,455                     $  .45                January 2001
               666,670                     $  .49                January 2001
               188,680                     $  .86                March 2001
                70,000                     $  .38                April 2001
               100,000                     $ 1.59                April 2001
                50,000                     $ 1.72                January 2003
             1,145,000                     $ 1.20                June 2003
             ---------
             2,365,805
             =========

                               HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998



NOTE L - RELATED PARTY TRANSACTIONS

Officer and Director Options
----------------------------

At June 30, 1999, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors:

         Common Shares                  Exercise                    Expiration
         Under Option                Price Per Share                  Date
         -------------               ---------------              -------------
              1,428                      $13.30                   May 2000
             15,000                      $ 6.75                   December 2001
            110,714                      $  .66                   August 2002
              3,000                      $ 2.80                   August 2002
            150,000                      $  .66                   October 2002
             80,000                      $  .66                   November 2002
            235,000                      $  .66                   May 2003
            583,333                      $  .96                   October 2003
          ---------
          1,178,475
          =========

                               HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998



NOTE L - RELATED PARTY TRANSACTIONS (Continued)

Of the total outstanding options granted to officers and directors as discussed above, options to acquire up to an aggregate of 1,110,143 shares of common stock are exercisable at June 30, 1999.

Officer and Director Warrants
-----------------------------

At June 30, 1999, the Company had outstanding to officers and directors, stock warrants to purchase 308,663 shares of common stock at prices ranging from $.45 per share to $1.72 per share. These warrants expire at various dates from January 2001 through January 2003.

Software License and Development Agreement
------------------------------------------

In October 1997, the Company entered into a software license and development agreement with MERAD Corporation, a company owned by Paul Harrison Enterprises
(PHE), an entity controlled by an officer/director of the Company. Pursuant to the agreement, the Company was to license from MERAD Corporation certain computer architecture, concepts, algorithms and processes which the Company originally planned to integrate into its line of noninvasive vascular diagnostic equipment. In addition, MERAD Corporation was to develop healthcare software for the Company. In exchange for these licenses and services, the Company agreed to pay MERAD Corporation a development fee of $15,000 per month during the period January 1998 through January 2000. In addition, the Company was to pay MERAD Corporation a fee based on a variable rate of gross software revenues as follows:

Rate                    Gross Aggregate Software Revenues
----                    ---------------------------------
5.0%                    $0 to $5,000,000
2.5%                    $5,000,001 to $10,000,000
1.0%                    In excess of $10,000,000

During 1998, the Company had incurred $90,000 of development fees, of which $90,000 remained unpaid at June 30, 1998 and was included in other accrued liabilities - related parties as of such date. No software revenue was earned during 1998 and accordingly, no variable rate license fees were incurred. This agreement was effectively cancelled effective June 30, 1999 as a result of the acquisition of PHE by the Company, and no additional amounts were accrued during fiscal 1999.

Technology and Patent Agreement
-------------------------------

The Company had an agreement with a former officer/director to license certain technology and patent rights through June 1999 in exchange for a fee. The fee was based on a variable rate based on unit sales. For 1999 and 1998, licensing fee expense in accordance with this agreement was $40,000, of which $40,000 and $5,000, respectively, remained unpaid at June 30, 1999 and 1998 and is included in other accrued liabilities - related parties.

Employment Agreement
--------------------

During 1998, the Company entered into a termination agreement with an officer under which the officer is entitled to receive a severance package totaling $71,500 payable over a five-month period. At June 30, 1998, $59,000 of the balance remained unpaid and was included in accrued compensation and payroll taxes. The balance of this liability was paid in full during 1999.

                               HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998



NOTE L - RELATED PARTY TRANSACTIONS (Continued)



Consulting Agreements
---------------------

During 1997, the Company entered into an agreement with an officer/director and an entity owned by the officer, PHE. Pursuant to the agreement, the officer and PHE provided the Company with various consulting services through December 1998, in exchange for a nonstatutory option to purchase up to 150,000 shares of the Company's common stock at $.66 per share. In addition, the Company agreed to pay PHE a monthly fee of $15,000 beginning in January 1998 and committed to loan the officer/director up to $200,000 at 7% with a maturity in July 2002. During 1998, the Company had incurred $30,000 of consulting expenses, of which $30,000 remained unpaid at June 30, 1998 and were included in other accrued liabilities
- related parties. This liability was eliminated during 1999 when the Company acquired PHE. No amounts had been loaned to this officer as of June 30, 1999.

During 1997, the Company entered into an agreement with an officer/director of the Company. Pursuant to the agreement, the officer/director provided the Company with various consulting services through December 1998, in exchange for a nonstatutory option to purchase up to 80,000 shares of the Company's common stock at $.66 per share. In addition, the Company agreed to pay the officer/director a monthly fee of $5,000 beginning in March 1998. During 1999 and 1998, the Company had incurred $45,000 and $20,000, respectively, of consulting expense of which none and $10,000, remained unpaid at June 30, 1999 and 1998 and was included in other accrued liabilities - related parties.

Creative Business Strategies, Inc. (CBS), a company owned by a current director/shareholder of the Company and a former director/shareholder of the Company, provides the Company with business development consulting services in exchange for a fee. During 1999 and 1998, the Company had incurred $29,674 and $31,906, respectively, of fees to CBS, of which $45,000 and $15,326, respectively, remained unpaid at June 30, 1999 and 1998 and is included in other accrued liabilities - related parties.

Consulting Agreement
--------------------

During 1999, the Company entered into a consulting agreement with an officer/director under which the officer is entitled to receive a consulting fee of $12,500 per month payable over a one-year period. During fiscal 1999 the Company incurred $75,000 of these consulting fees, of which $62,500 remained unpaid as of June 30, 1999 and were included in other accrued liabilities - related parties. This liability was paid in full during fiscal 1999.

Purchased Services
------------------

During 1998, the Company purchased systems integration services and marketing support services from HALIS. Total purchased services from HALIS aggregated $50,000, all of which remained unpaid at June 30, 1998 and were included in other accrued liabilities - related parties. This liability was paid in full during fiscal 1999.

MERAD Royalty
-------------

As a result of acquiring the MERAD Technology in the PHE acquisition, the Company earns a royalty equal to 10% of the gross revenues generated by HALIS on sale of the HALIS Healthcare Enterprise System and any derivative products or services associated therewith. The Company earned $66,087 in royalties during fiscal 1999.

                               HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998



NOTE L - RELATED PARTY TRANSACTIONS (Continued)


Letter of Intent to Acquire HALIS, Inc.
---------------------------------------

On July 14, 1998, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of HALIS's common stock. As of the date of this report, consummation of the transaction is uncertain. Pursuant to the letter of intent the Company committed to loan HALIS up to $250,000 ($50,000 per month), in exchange for a 6% convertible debenture maturing in February 2000. During fiscal 1999, the Company made loans aggregating approximately $157,000 to HALIS, which was converted into 1,824,645 shares of HALIS' common stock.

NOTE M - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                                                       1999              1998
                                                                                  --------------    --------------

         Tax benefit computed at the maximum federal statutory rate                   (34.0%)           (34.0)%
         Increase in taxes resulting from:
              Amortization of intangible assets                                         6.0               2.0
              Unrealized loss on marketable equity securities                           -                15.0
         Loss to be carried forward                                                    28.0              17.0
                                                                                     ------             -----
              Income tax provision                                                      0.0%              0.0%
                                                                                     ======             =====


Deferred income taxes and the related valuation allowances result from the potential tax benefits of tax carryforwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

                                                   1999                1998
                                               -----------         -----------
     Deferred tax assets                       $ 3,887,000         $ 3,229,000
     Less valuation allowance                   (3,887,000)         (3,229,000)
                                               -----------         -----------
       Net deferred tax assets                 $      -            $      -
                                               ===========         ===========

                               HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE M - INCOME TAXES (Continued)

For financial statement purposes, no tax benefit has been reported in 1999 and 1998 as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

The net change in the deferred tax valuation allowance was an increase of $658,000 and $886,000 for the years ended June 30, 1999 and 1998, respectively.

At June 30, 1999, the Company had net operating loss carryforwards of approximately $11,476,000 and unused investment tax credits of approximately $28,000. The net operating loss carry forwards expire beginning in 2002 through 2018 and the investment tax credits expire beginning in 2000 through 2002.

        Carryforward                Net Operating                  Investment
           Expires                      Loss                       Tax Credits
           June 30                  Carryforwards                 Carryforwards
         -----------               ---------------               --------------
            2000                      $         -                    $ 9,634
            2001                                -                      3,798
            2002                          627,889                     14,560
            2003                           11,744                          -
            2004                          122,457                          -
            2005                            1,371                          -
            2006                          235,901                          -
            2007                        1,461,790                          -
            2008                          281,054                          -
            2009                        1,644,839                          -
            2010                        1,666,725                          -
            2011                        1,815,490                          -
            2012                        1,881,569                          -
            2013                        1,725,000                          -
                                     ------------                -----------

                                      $11,475,829                    $27,992
                                      ===========                    =======


The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, the availability of these net operating loss carryforwards to offset future taxable income may be significantly limited due to ownership changes as defined in the Internal Revenue Code.

NOTE N - SALE OF CAMBRIDGE MEDICAL EQUIPMENTS LIMITED

During March 1998, the Company sold all of the issued and outstanding shares of stock in its wholly owned subsidiary, Cambridge Medical Equipments Limited (Cambridge), located in Great Britain. In connection with the sale, the Company sold net assets of Cambridge with a net book value aggregating $102,886 for $1 and recognized a loss on sale of the subsidiary of $102,885.

                               HEALTHWATCH, INC.
                      d/b/a MERAD TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE P - GEOGRAPHICAL SEGMENT INFORMATION


                                                 1999               1998
                                             -----------         ----------
     Revenues:
        United Stated                        $ 1,220,803         $1,169,629
        Great Britain                                  -            213,706
        Elimination's                                  -                  -
                                             -----------         ----------
             Consolidated                    $ 1,220,803         $1,383,335
                                             ===========         ==========

     Operating profit (loss):
         United States                       $(1,658,743)        $(2,034,418)
         Great Britain                                 -             (51,357)
         Elimination's                                 -                   -
                                             ------------        ------------
             Consolidated                    $(1,658,743)        $(2,085,775)
                                             ===========         ===========

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HEALTHWATCH, INC.



Date:  October 15, 1999           By  /s/ Paul W. Harrison
                                     --------------------------------------
                                      Paul W. Harrison (Chief Executive Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Paul W. Harrison                                           October 15, 1999
-----------------------------------------------------
Paul W. Harrison, (Chief Executive Officer)
(Principal Executive Officer and Principal Financial
 and Accounting Officer)


/s/ Richard T. Case                                            October 15, 1999
-----------------------------------------------------
Richard T. Case
(Director)



/s/ Sanford L. Schwartz                                        October 15, 1999
-----------------------------------------------------
Sanford L. Schwartz
(Director)