Form 10QSB
period 1999-09-30
HEALTHWATCH INC
filed 1999-11-23
CIK 725627

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

               QUARTERLY-REPORT UNDER SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended                         Commission file number
  ------------------------------                         ----------------------
      September 30, 1999                                        0-11476

                               HEALTHWATCH, INC.
        ---------------------------------------------------------------
        Exact Name of Small Business Issuer as Specified in Its Charter

             Minnesota                                          84-0916792
   -------------------------------                         --------------------
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

   Number of registrant's common shares outstanding at October 31, 1999:

                                  5,777,230
                                  ---------

    Transitional Small Business Disclosure Format (check one)
                            Yes           No   X
                                ----          ----

                                HEALTHWATCH, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999


                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     ASSETS

Current Assets
     Cash                                                          $     20,598
     Accounts Receivable, net of allowance for
        doubtful accounts of $19,911                                     30,010
     Inventory                                                           81,225
     Receivables - related party                                         55,022
     Other Current Assets                                                 3,733
                                                                    -----------
                 Total current assets                                   190,589

Marketable equity securities - related party                          1,673,569
Property and equipment, net                                              18,345
Intangible assets, net                                                1,289,077
Other assets                                                             30,610
                                                                    -----------
                 Total Assets                                      $  3,202,189
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $    138,895
     Accrued compensation and payroll taxes                             181,476
     Other accrued expenses - related parties                           236,342
     Other accrued expenses - unrelated parties                         515,350
     Deferred revenue                                                    32,919
     Current portion of debentures payable
         - related parties                                               15,000
     Current portion of debentures payable
         - unrelated parties                                            465,000
                                                                    -----------
                 Total liabilities                                    1,584,983
                                                                    -----------
Shareholders' Equity
     Cumulative preferred stock, 5,000,000 shares authorized,
      par value $.01 per share;
      - 6% Series A, $1.00 stated value, 568,000
         shares issued and outstanding                                    5,680
      - Series P, $10.00 stated value, 334,432 shares
         issued and outstanding                                           3,344
     Common stock, $.01 par value; 50,000,000 shares
      authorized, 5,023,588 issued and outstanding                       50,236
     Additional paid-in capital                                      21,973,672
     Accumulated deficit                                            (20,415,725)
                                                                    -----------
                 Total shareholders' equity                           1,617,207
                                                                    -----------
                 Total liabilities and shareholders' equity        $  3,202,189
                                                                    ===========


        The accompanying notes are an integral part of these statements.

                                HEALTHWATCH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                           Three Months Ended September 30,
                                               1999                 1998
                                           -------------        ------------

Product sales                               $   151,703         $  365,609
Product cost of sales                            82,551            266,573
                                             ----------          ---------
         Gross profit                            69,152             99,036
                                             ----------          ---------

Operating costs and expenses:
    Selling, general and administrative         263,590            329,806
    Depreciation and amortization                85,210             66,996
    Research and development                     37,190             36,220
                                             ----------          ---------
Total operating costs and expenses              385,990            433,022
                                             ----------          ---------
Loss from continuing operations                (316,838)          (333,986)
                                             ----------          ---------

Other income (expense):
    Unrealized loss on marketable equity
      securities - related party                  --              (336,272)
    Equity in earnings of subsidiary           (96,102)               --
    Interest expense                           (16,458)            (16,596)
    Miscellaneous                                 --                 2,316
                                             ---------           ---------
         Total other income (expense)         (112,560)           (350,552)
                                             ---------           ---------
Net loss                                    $ (429,398)         $ (684,538)
                                             =========           =========
Net loss per share                          $    (0.10)         $    (0.25)
                                             =========           =========
Weighted average number of shares
  outstanding                                4,179,956           2,783,121
                                             =========           =========


        The accompanying notes are an integral part of these statements.

                             STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                       1999                          1998
                                                                   --------------                -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (429,398)                   $ (684,538)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                       85,210                        66,996
     Unrealized loss on marketable equity securities                        -                         336,272
     Provision for bad debt                                              (6,399)                          -
     Equity in earnings of subsidiary                                    96,102                           -
     Issuance of stock for services                                      50,002                           -
  Decrease (increase) in assets:
     Accounts receivable                                                 74,297                       (37,353)
     Inventory                                                            2,639                           759
     Other current assets                                                 6,198                       (33,945)
     Other assets                                                         3,400                      (151,275)

  Increase (decrease) in liabilities:

     Accounts payable                                                     2,172                       (46,576)
     Accrued expenses - related parties                                  17,992                       (85,016)
     Accrued expenses - unrelated parties                               (53,094)                     (141,057)
     Deferred revenue                                                     4,389                         9,744
                                                                      ---------                    ----------
       Net cash used in operating activities                           (146,490)                     (766,039)
                                                                      ----------                   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property & equipment                                          -                          (1,590)
  Decrease in note receivable - related party                            95,342                          -
                                                                      ---------                    ----------
       Net cash provided by (used in) investing activities               95,342                        (1,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (costs) of issuance of common stock                       50,000                          -
  Effect of exchange rate changes on cash                                   -                            -
                                                                      ---------                    ----------
   Net cash provided by financing activities                             50,000                          -
                                                                      ---------                    ----------

  Increase (decrease) in cash                                            (1,148)                     (767,629)

  Cash - beginning of period                                             21,746                       854,290
                                                                      ---------                    ----------
  Cash - end of period                                               $   20,598                   $    86,661
                                                                      =========                    ==========


        The accompanying notes are an integral part of these statements.


                                HEALTHWATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of September 30, 1999, and it's results of operations and cash flows for the three months and nine months then ended have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

MANAGEMENT'S OPERATING PLANS

As a result of recurring losses and negative cash flow from operations, management has reviewed its operational and financial plans relative to the Company's ability to continue in existence with its historical lines of business and has refocused the Company into an information technology company. The Company, now d/b/a MERAD Technologies Corporation, has changed from a company primarily involved in the manufacture and marketing of medical products to a company primarily involved in the software information technology ("IT") business, and will be seeking the approval of its shareholders for a name change at its next annual meeting.

On October 1, 1998, as part of the transformation, the Company acquired Paul Harrison Enterprises, Inc. ("PHE"). PHE owned the MERAD technology, a sophisticated virtual software application utility (the "MERAD Technology") that utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in a virtually unlimited number of combinations to provide efficient applications that can be accessed and processed in both an Internet and Intranet environment. Previously, during fiscal 1998, the Company had obtained a license from MERAD Corporation ("MERAD"), a subsidiary of PHE, for use of the MERAD Technology and retained MERAD to develop proprietary software technology which was to be used to expand the Company's product offerings to include products and services specially focused on monitoring, capturing and managing medical information at the point of care. Due to its limited resources, the Company has not proceeded to develop software that would be used in conjunction with its medical devices. In light of the Company's refined emphasis on utilizing the newly acquired MERAD Technology to develop expanded applications in the healthcare and other industries, the Company has decided not to expand the Company's medical device business. The acquisition of PHE, which is a significant shareholder of HALIS, Inc. ("HALIS"), also increased the Company's ownership of the common stock of HALIS, a healthcare IT company, at that time to approximately 19% of HALIS' outstanding shares of common stock. On January 29, 1999, the Company acquired an additional 1,824,645 shares of HALIS' common stock by converting $157,741 owed by HALIS to the Company pursuant to a debenture, bringing its interest in the HALIS common stock to approximately 21.9%, and now accounts for its investment in HALIS on the equity method of accounting.

In the PHE acquisition, the Shareholders of PHE received 334,432 shares of the Company's Series P Preferred Stock, stated value $10.00 per share (the "Preferred Stock"). Subject to prior approval by the Company's shareholders, the Preferred Stock will be convertible into 3,344,320 shares of the Company's common stock. Paul W. Harrison, Chairman, President and Chief Executive Officer of the Company, received 125,088 of the Series P Preferred Stock and Brian L. Schleicher, the former Interim Chief Financial Officer and Chief Administrative Officer of the Company received 7,812 of the Series P Preferred Stock. All of the Preferred Stock is non-voting. The Series P Preferred Stock has a cumulative dividend feature of 12%, which adjusts to a maximum of 24% if the shares are not granted the right to convert by certain target dates. As of February 1, 1999, the Series P Preferred Stock accrued a dividend at the rate of 18% per annum, which was increased to 24% on August 1, 1999. See designation of the Series P Preferred Stock incorporated by reference from the Company's annual report on Form 10-KSB for the year ended June 30, 1998. In addition to the issuance of the Series P Preferred Stock, the PHE shareholders shall be paid additional consideration based on the percentage of the revenues that the Company receives in connection with the sale of software developed utilizing the MERAD Technology, up to a maximum of $7 million, and certain PHE shareholders received options for approximately 625,000 shares of the Company's common stock with an exercise price of $.96 per share in exchange for previously outstanding options of PHE. Of the outstanding options issued in the PHE acquisition, 583,333 were issued to Paul W. Harrison. During fiscal 1999, and the three-month period ended September 30, 1999, the PHE Shareholders, as a group, earned $92,772 and $,051, respectively, as additional consideration, 50% of which will be paid in cash and the balance to be paid in common stock of the Company.

During fiscal 2000, the Company intends to continue to emphasize the IT business and provide IT services and support to its customers and to HALIS, its affiliate. Additionally, the Company is in the process of identifying strategic acquisition candidates in the systems integration and support area that will enhance the Company's ability to provide these services. However, due to its depressed stock price, the Company has found it difficult to proceed with any acquisitions. The Company also expects to continue to expand its collaborative efforts with HALIS and to increase its efforts to market the HALIS Healthcare Enterprise System (the "HALIS HES") product and its derivatives to the Company's customer base (see discussion below). The HALIS HES software, which is owned by HALIS, was developed utilizing the MERAD Technology. As a result of acquiring the MERAD Technology in the PHE acquisition, the Company earns a royalty equal to 10% of the gross revenues generated by HALIS on sales of the HALIS HES and any derivative products or services associated therewith. The Company earned $8,102 in royalties during the three-month period ended September 30, 1999. The Company also will explore the possibility of developing its own information systems utilizing the MERAD Technology for other information-intensive industries such as financial services, insurance and real estate; however, due to the limited financial resources of the Company, expansion into other lines of business is uncertain. In recognition of this change in the Company's business focus, the Company will ask its stockholders at its next Annual Meeting of Stockholders to approve a change in the Company's name to MERAD Technologies Corporation.

NET INCOME (LOSS) PER SHARE

The net income (loss) per share was computed based on the weighted average number of shares outstanding during the periods without taking into effect outstanding options and warrants.

INVENTORY

Inventory consisted of the following at September 30, 1999 and June 30, 1999:

                                 9/30/99                6/30/99

Raw materials                   $ 81,225               $ 59,000
Work in process                     --                     --
Finished goods                      --                   24,864
                                --------               --------
                                $ 81,225               $ 83,864

DEBENTURES PAYABLE

Debentures payable accrue interest at an annual rate of 10%, payable quarterly. The debentures matured on March 1, 1998, and are currently in default as to the payment of principal and past due interest. The debentures could be converted, at the option of the holder, at a conversion rate of one share of the Company's common stock for every $70.00 of debentures, plus interest, converted. During fiscal 1999, the Company repaid $100,000 of the principal amount of the debentures due and owing. During the three-month period ended September 30, 1999, the Company did not pay any principal or interest on the debentures. As of September 30, 1999, $142,524 in accrued but unpaid interest is outstanding on the debentures. The Company will attempt to reach an agreement with the holders of the debentures prior to the end of the current fiscal year in an effort to resolve the amounts outstanding or otherwise bring the debentures out of their default status.

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

Pursuant to agreements entered into during fiscal 1998, the Company issued to PHE an aggregate of 488,400 shares of common stock during the three-month period ended September 30, 1998 (prior to its acquisition by the Company) in exchange for 1,400,000 shares of HALIS' common stock owned by PHE. During the three-month period ended December 31, 1998, the Company issued the 334,432 shares of Series P Preferred Stock, and retired 888,400 shares of common stock, (which was all of the Company's common stock owned by PHE at the date of acquisition). All shares were retired at the price of $.80/share, which represented the discounted approximate trading price at the date of acquisition. Management has determined the fair market value of the shares of Series P Preferred Stock issued to be $2,560,000 based on the approximate trading price for the Company's common stock (into which they would be converted if approved by the Company's shareholders) at the date of the transaction, discounted to factor in the reduction in value stemming from the non-marketable restrictions of the preferred shares issued. During the three-month period ended September 30, 1999, the PHE shareholders earned $8,102 of additional consideration based on software sales made during the quarter utilizing the MERAD Technology. The Company accounted for the acquisition under the purchase method of accounting whereby the assets and liabilities of PHE were recorded at their fair market value as of the date of the acquisition. As a result, the HALIS stock owned by PHE was stepped up to its fair value of $868,488. The $900,164 excess purchase price over fair market value of the net tangible assets acquired has been identified as technology acquired (the MERAD Technology) and is being amortized over a ten-year period.

During fiscal 1999, the Company received 1,824,645 of common stock of HALIS in exchange for a 6% convertible debenture and subsequent advances totaling $157,741. The conversion brought the Company's total investment in HALIS to 21.9% of HALIS outstanding common stock. As a result of this stock acquisition, the Company converted its accounting for this long-term investment to the equity method. Under generally accepted accounting principles, the change is considered a change in accounting principle and requires the Company to recalculate and restate the carrying value of its investment as if the investment was accounted for under the equity method as of the date of its initial acquisition.

INVESTMENT IN HALIS COMMON STOCK; HALIS BUSINESS COLLABORATION

As of September 30, 1999, the Company held 10,763,655 shares of the common stock of HALIS, representing approximately 21.0% of the total outstanding shares. The Company does not hold the HALIS shares for trading purposes, but rather holds them for long-term investment purposes. During fiscal 1999, the Company acquired an additional 1,824,645 shares of HALIS common stock increasing its ownership interest in HALIS to its present holdings. Consequently, until this additional acquisition, the Company reflected its interest in HALIS at cost but now is required by generally accepted accounting principles to account for its investment in HALIS on the equity method of accounting, thereby reflecting its portion of HALIS' earnings or losses in the Company's income statement with a corollary adjustment to its investment account. Additionally, the Company was required to recalculate and restate the carrying value of its investment as if the investment was accounted for under the equity method as of the date of its initial acquisition. The Company's change in method to the equity method is considered a change in accounting principle. The cumulative effect of changing to the new accounting principle on the amount of retained earnings at the beginning of the fiscal year is required to be reported in net income of the period of change. Due to the Company's determination that a decline in market value at June 30, 1998 was other than temporary, and the related unrealized loss of $1,824,605 was included in net income for the year ended June 30, 1998, the Company did not restate the value of the shares held at June 30, 1998 above the fair market value at that date of $318,708. Hence, there is no cumulative effect of an accounting change reported in the Company's statement of operations. Subsequent increases in the carrying value of the investment related to additional shares being acquired in October 1998 and January 1999 as disclosed above. Other increases and decreases to the investment relate to the Company recording its pro-rata share of HALIS net income or loss for each of the quarters ended September 1998, December 1998 and March 1999. The Company's share of HALIS' net loss for the three-month period ended September 30, 1999 was ($96,102).

Due to the accounting change taking place in the third quarter of fiscal 1999, the Company was required to restate its operating results for each of the interim periods since the close of its prior fiscal year. The change was to decrease the net loss for the quarter ended September 30, 1998 by $319,287, decrease the net loss for the quarter ended December 31, 1998 by $112,898, and decrease the net loss for the quarter ended March 31, 1999 by $7,808. The change in net income at the time of the change to the equity method was an increase of $432,185. The increase is the result of recording the Company's share of HALIS' net income of $103,721 and the reversal of a $336,272 write down of the investment to fair market value during the quarter ended September 30, 1998.

The carrying value of the investment at September 30, 1999 is $1,673,569. Based on the closing bid price of the HALIS shares on September 30, 1999, the shares had a fair market value of approximately $1,345,457.

The calculated value exceeds the Company's carrying value by $328,112. In management's opinion, this decline is temporary in nature, and therefore, no adjustment is necessary to the carrying value as a result of the use of the equity method of accounting. Additionally the carrying value of the HALIS investment under the equity method exceeded the 21% equity in the underlying assets of HALIS at the date of conversion to the equity method by $1,845,329. This excess is being amortized on the straightline method over 10 years, or $184,533 per year.

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

YEAR 2000

Software applications that use only two digits to identify a year in the date field may cause fatal errors in the processing of data (the "Year 2000
Concern"). The Company acknowledges that the failure of its software to recognize the proper date codes could cause substantial harm to the Company and its customers. However, the HALIS HES software developed by HALIS and being marketed by the Company was developed with the Year 2000 Concern in mind and has been designed to be Year 2000 compliant. This means that HALIS has indicated, and the Company believes, that the HALIS HES software being marketed to customers will accept and recognize date codes for the Year 2000 and beyond, and process that information recognizing the correct year in the date field. Further, the MERAD Technology was also designed to be Year 2000 compliant. The Company does not believe that the failure of any of the software that it utilizes in its operations from third-party vendors to be Year 2000 compliant will have a material effect on the Company. The Company believes that even if the software it utilizes from vendors is not Year 2000 compliant, there are sufficient alternatives available that the Company can resolve any issues without incurring any material amounts to resolve any Year 2000 Concerns.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR  PLAN OF OPERATION

During fiscal 2000, the Company continued efforts to develop proprietary technology utilizing MERAD and to market as a reseller HALIS' healthcare enterprise system to the Company's customers. In this connection, the Company expects to continue to expand its collaborative efforts with HALIS and to expand its efforts to market the HALIS healthcare enterprise system to the Company's customer base. The Company also intends to explore the possibility of developing information systems utilizing the MERAD technology for other information intensive industries such as financial services, insurance and real estate.

The Company has incurred significant operating losses during the past several years and at June 30, 1999 had an accumulated deficit of $19,986,327. The Company will require additional debt or equity capital to sustain operations and to continue its business development efforts. The report of the Company's independent public accountants for the years ended June 30, 1999 and 1998, contained a paragraph noting substantial doubt regarding the Company's ability to continue as a going concern.

Total assets at September 30, 1999 were $3,202,189, representing a decrease of $345,783 from June 30, 1999. The amortization of intangible assets and the decline in the equity method investment in HALIS account for $68,605 and $96,102, respectively of this decline. Also, amounts due from HALIS decreased by $95,342 with repayments by HALIS to the Company.

Current liabilities decreased by $58,886 from $1,643,869 at June 30, 1999 to $1,584,983 at September 30, 1999. The decrease is primarily attributable to the issuance of common stock for other accrued expenses - services of $42,500. The debentures payable balance at September 30, 1999 remained unchanged from the June 30, 1999 balance, and additional interest accrued on the debentures during the period of $12,000 which is included in other accrued expenses.

Shareholders' equity decreased from $1,904,103 at June 30, 1999 to $1,617,207 at September 30, 1999, a decrease of $286,896. The decrease is attributable to a net loss for the period of $429,397. This net loss is offset by the issuance of 100,000 shares of common stock valued at $42,500 for prior services, the issuance of 89,468 shares of common stock valued at $50,000 current period services and proceeds of $50,000 from the issuance of 142,858 shares of common stock.

RESULTS OF OPERATIONS

Revenues declined by $213,906, or 58.5%, during the three-month period ended September 30, 1999 compared to the similar period in 1998. The Company's continued shift from a products driven supplier company to a software information technology company largely represents the revenues decline. The Company recognized $8,100 in royalties from HALIS with respect to its 10% royalty from HALIS' gross revenues associated with its Healthcare Enterprise System, and these royalties are included in product sales.

Gross profit was 45.6% for the three-month period ended September 30, 1999 as compared to 27.1% for the same 1998 period. This increase in gross profit is due primarily to reduced manufacturing overhead expenses and the mature nature of the Company's remaining product lines supported.

Selling, general and administrative expenses as a percent of sales were 173.8% for the three-month period ended September 30, 1999, compared with 90.2% for the similar 1998 period. This increase was due primarily to lower sales level of products. The selling, general and administrative expenses decreased by $66,216 for the three-month period ended September 30, 1999 from the comparable 1998 period due to the reduction in corporate overhead and salaries and related benefits. Depreciation and amortization increased by $18,214 for the three-month period ended September 30, 1999 as compared to the same 1998 period, resulting from the additional amortization associated with the Company's fiscal 1999 acquisition of the MERAD technology and related current period amortization. Research and development costs remained consistent for the three months ended September 30, 1999 as compared with the same 1998 period. The Company needs to raise additional sources of capital to expand its research and development efforts with its recently acquired MERAD technology.

During fiscal 1999, the Company changed its method of accounting for its investment in HALIS to the equity method from the available-for-sale fair value method because it acquired additional interests bringing its ownership interest in HALIS to approximately 21%. For the three-month period ended September 30, 1999, the Company recognized a loss from its equity method interest in HALIS of $96,102. For the same 1998 period, the Company determined a permanent decline in its available-for-sale fair value investment in HALIS of $336,272.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had $50,608 of cash and accounts receivable. During the three-month period ended September 30, 1999, operating activities consumed $146,490 of cash as compared to $766,039 for the same 1998 period. As discussed in the previous section, the primary reason was the conversion of the HALIS investment from available-for-sale to the equity method and issuance of common stock for services. Due to the Company's operating losses, it has been required to raise additional equity capital to fund its operations. Capital expenditures during this period have been limited to routine capital purchases. Since the beginning of fiscal 2000, the Company has raised $50,000 through the sale of 142,858 shares of its common stock. During fiscal 2000, the Company's preferred shareholders, Series A, converted 577,000 preferred shares into 1,405,585 shares of common stock in accordance to the preferred stock, Series A, conversion feature.

The Company's 10% Convertible Secured Debentures in the principal amount of $480,000 were due and payable on March 1, 1998. The Company believes it needs to raise in excess of $1,000,000 of working capital in addition to that already raised and committed in fiscal 2000 to sustain operations during the next twelve months and to pay the Debentures.

The Company continues to monitor its cash situation very closely. Due to the down-sizing of the Company and shift from a product supplier to a software information technology company, its cash needs are not as acute as they were during the prior year. However, the Company has been unsuccessful in expanding its customer base and royalty stream from its recently acquired MERAD technology during the current period. If the Company is unable to increase its customer base and royalty stream from its MERAD technology during fiscal 2000, the Company will not be able to continue to generate sufficient positive cash flow to meet its obligations without seeking additional capital infusion.

The Company is considering additional private placements of its securities for these requirements. There can be no assurance that the Company will be able to raise additional debt or equity capital or, if able to raise additional capital, the price at which such capital would be available.

The Company considers its investment in HALIS to be a long-term investment. However, in the event that the Company is unable to raise additional capital, it may be required to sell shares of the HALIS common stock. The HALIS common stock is traded in the over-the-counter market on the NASDAQ Bulletin Board. While the 10,763,655 shares of HALIS common stock owned by the Company represents approximately 21% of the total outstanding shares of HALIS common stock, the Company's ability to sell its HALIS shares could be adversely affected by the limited trading volume for HALIS' stock and the requirement that the Company sell its HALIS shares in accordance with Rule 144 promulgated by the Securities and Exchange Commission which could limit the number of HALIS shares which could be sold in any three-month period to approximately 536,000 shares. There can be no assurance as to the price the Company could receive for the HALIS common stock if it were required to sell the stock to raise additional working capital.

                                    PART II.
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 1999, the Company issued a total of 1,405,581 shares of common stock upon conversion of 577,000 shares of the Series A Preferred Stock. During the three-month period ended September 30, 1999, the Company issued 332,326 shares of common stock, 189,468 of which was in lieu of services, and 142,858 in a private placement of securities. The Company issued the securities without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from the registration requirements of such Act contained in Section 4(2) thereof. All of the foregoing securities were acquired for investment purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On March 1,  1998,  $580,000  principal  amount  of the  Company's  10%  Secured
Convertible Debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms and the Company obtained no further extension of the maturity date. During fiscal 1999, $100,000 in fair value of the debentures was paid to the holders thereof. As of September 30, 1999, $480,000 of the debentures remain outstanding and due, plus approximately $_______ in accrued but unpaid interest. The debentures are convertible by the holders thereof into shares of common stock of the Company at the rate of $70 of the outstanding debentures.

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

10.6 Letter of Intent between HealthWatch, Inc. and HALIS, Inc. dated July 14, 1998 <F10>

27.1 Financial Data Schedule (for SEC use only).

(b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended September 30, 1999.

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

<F6>   Incorporated herein by reference to Registration Statement SB-2 (File No.
       33-73462).

<F7>   Incorporated herein by  reference  to the  Company's Annual  Report  Form
       10-KSB, for the year ended June 30, 1997 (File No. 0- 11476).

<F8>   Incorporated  herein by reference to the Company's  Quarterly Report Form
       10QSB, for the quarter ended December 31, 1997.

<F9>   Incorporated herein by reference to the Company's Report, Form 8-K, dated
       October 1, 1998.

<F10>  Incorporated herein by reference to the Company's Annual  Report Form 10-
       KSB, for the year ended June 30, 1998 (File No. 0-11476).

                              SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date:   November 19, 1999         HealthWatch, Inc.


                                  By:   /s/ Paul W. Harrison
                                     ----------------------------------------
                                     Paul W. Harrison
                                     (Chairman, President and Chief Executive
                                      Officer)
                                           (Principal Financial Officer)

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