Form 10QSB
period 1999-12-31
HEALTHWATCH INC
filed 2000-02-15
CIK 725627

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                     Commision File Number
   ------------------------------                     ---------------------
        December 31, 1999                                   0-11476

                               HEALTHWATCH, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


              Minnesota                             84-0916792
      -------------------------------          -------------------
      (State or Other Jurisdiction of          (I.R.S. Employer
       Incorporation or organization)           Identification No.)


      3525 Piedmont Road, 7 Piedmont Center Suite 300, Atlanta, GA 30305
      ------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (404) 262-0181
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                      N/A
        ---------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X              No ______
                          --------

     Number of registrant's common shares outstanding at January 31, 2000
                                   1,934,174
                                   ---------
           Transitional Small Business Disclosure Format (check one)
                      Yes            No  X
                          -------       -----------

                               HEALTHWATCH, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                               DECEMBER 31, 1999

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                    ASSETS

Current Assets
     Cash                                                      $   223,302
     Accounts Receivable, net of allowance for
       doubtful accounts of $19,845                                 29,285
     Inventory                                                      63,750
     Receivables - related party                                    60,744
     Other Current Assets                                            7,830
                                                               -----------
                Total current assets                               384,912
                                                               -----------
     Marketable equity securities - related party                1,538,868
     Property and equipment, net                                    13,894
     Intangible assets, net                                      1,210,293
     Other assets                                                   30,610
                                                               -----------
                Total Assets                                   $ 3,178,576
                                                               ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         $    147,298
     Accrued compensation and payroll taxes                         14,799
     Other accrued expenses - related parties                       96,584
     Other accrued expenses - unrelated parties                    550,848
     Deferred revenue                                               27,483
     Current portion of debentures payable
     - related parties                                              15,000
     Current portion of debentures payable
     - unrelated parties                                           465,000
                                                              ------------
                Total liabilities                             $  1,317,012
                                                              ============
Shareholders' equity
     Cumulative preferred stock, 1,000,000 shares
       authorized, $.05 par value;
       Series A, 11,600 shares issued and outstanding                  580
       Series P, 66,886 shares issued and outstanding                3,344
       Series C, 3,500 shares issued and outstanding,                  175
          $100 liquidation value


     Common stock, $.05 par value; 10,000,000 shares
       authorized, 1,635,666 issued and outstanding                 81,783
     Additional paid-in capital                                 22,673,574
     Accumulated deficit                                       (20,897,892)
                                                              ------------
       Total shareholders' equity                                1,861,564
                                                              ------------
       Total liabilities and shareholders' equity             $  3,178,576
                                                              ============

       The accompanying notes are an integral part of these statements.

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)

                                         Three Months Ended December 31,
                                           1999              1998
                                          ----------      ---------
Product sales                             $  170,762      $ 296,268
Product cost of sales                         37,911        185,426
                                          ----------      ---------
Gross profit                                 132,851        110,842
                                          ----------      ---------
Operating costs and expenses:
 Selling, general and administrative         529,702        264,148

Depreciation and amortization                 85,261         84,576
 Research and development                     29,613         17,727
                                          ----------      ---------
Total operating costs and expenses           644,576        366,451
                                          ----------      ---------
Loss from continuing operations             (511,725)      (255,609)
                                          ----------      ----------
Other income (expense):
Unrealized loss on marketable equity
  securities - related party                       -              -
Equity in earnings of subsidiary            (134,701)             -
Interest expense                              (1,147)       (16,095)
Miscellaneous                                165,405         (1,143)
                                          ----------      ---------
   Total other income (expense)              (29,558)       (17,238)

Net loss                                  $ (482,167)  $   (272,847)

Net loss per share                        $    (0.39)        $(0.59)

Weighted average number of shares
outstanding                                1,236,535        463,366

       The accompanying notes are an integral part of these statements.

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)

                                          Six Months Ended December 31,
                                              1999             1998
                                           ----------       ---------
Product sales                              $  322,465       $ 661,877
Product cost of sales                         120,462         451,999
                                           ----------       ---------
Gross profit                                  202,003         209,878
                                           ----------       ---------
Operating costs and expenses:
 Selling, general and administrative          793,292         593,954

Depreciation and amortization                 170,471         151,572
 Research and development                      66,804          53,947
                                           ----------       ---------
Total operating costs and expenses          1,030,576         799,473
                                           ----------       ---------
Loss from continuing operations              (828,564)       (589,595)
                                           ----------       ---------
    Other income (expense):
Unrealized loss on marketable equity
  securities - related party                        -        (336,272)
Equity in earnings of subsidiary             (230,803)              -
Interest expense                              (17,605)        (32,691)
Miscellaneous                                 165,405          (1,173)
                                           ----------       ---------
   Total other income (expense)               (83,002)       (367,790)

Net loss                                    $(911,566)      $(957,385)

Net loss per share                             $(0.88)         $(1.88)

Weighted average number of shares
outstanding                                 1,036,263         510,001

      The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                             AND DECEMBER 31, 1998
                                  (UNAUDITED)


                                                                       SIX MONTHS
                                                                  1999            1998
                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $(911,566)       $(957,385)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                           170,471          115,572
          Unrealized loss on marketable equity securities              -           336,272
          Provision for bad debt                                   (6,465)             -
          Equity in earnings of subsidiary                        230,803              -

          Issuance of stock for services                          161,624              -
          Write-off of accrued expense                           (165,405)             -
          Decrease (increase) in assets:
              Accounts receivable                                  75,088           91,603
              Inventory                                            20,114           82,750
              Other current assets                                  2,101          (10,534)
              Other assets                                          3,400           (1,261)

         Increase (decrease) in liabilities:

              Accounts payable                                     10,576          (31,043)
              Accrued expenses - related parties                   54,492          (89,566)
              Accrued expenses - unrelated parties                 67,750         (187,139)
              Deferred revenue                                     (1,047)         (13,455)
              Debentures payable                                       -           (87,000)
                                                               ----------       ----------
              Net cash used in operating activities              (288,064)        (715,186)
                                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property & equipment                                 --            (1,590)
     Decrease (increase) in note receivable - related party        89,620         (100,000)
                                                               ----------        ----------
          Net cash provided by (used in) investing activities      89,620         (101,590)
                                                               ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (costs) of issuance of common stock              50,000              -
     Net proceeds (costs) of issuance of preferred stock          350,000              -
                                                                ---------         ---------
          Net cash provided by financing activities               400,000               -
                                                                  -------         ---------

Increase (decrease) in cash                                       201,556         (816,776)
Cash - begining of period                                          21,746          854,290
                                                               ----------        ---------
Cash - end of period                                           $  223,302          $37,514
                                                               ==========        =========

       The accompanying notes are an integral part of these statements.

                               HEALTHWATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND SIX  MONTHS ENDED DECEMBER 31, 1999
                                  (UNAUDITED)

PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information an d footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of December 31, 1999, and it's results of operations and cash flows for the three months and six months then ended have been included . However, operating results for the interim periods noted are not necessary indicative of the results that may be expected for the year ending June 30, 2000 . This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's annual report on Form 10-K for the year ended June 30, 1999.

MANAGEMENT'S OPERATING PLANS

As a result of recurring losses and negative cash flow from operations, management has reviewed its operational an financial plans relative to the Company's ability to continue in existence with it's historical lines of business and has refocused the Company into an information technology company. The Company, now d/b/a MERAD Technologies Corporation, has changed from a company primarily involved in the manufacture and marketing of medical products to a company primarily involved in the software in form ion technology ("IT") business, and will be seeking the approval of its shareholders for a name change at its next annual meeting.

On October 1, 1998, as part of the transformation, the Company acquired Paul Harrison Enterprises, Inc. ("PHE"). PHE owned the MERAD Technology, a sophisticated virtual software application utility (the "MERAD Technology") that utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in a virtually unlimited number of combinations to provide efficient applications that can be accessed and processed in both an Internet and Intranet environment. Previously, during fiscal 98, the Company had obtained a license from MERAD Corporation ("MERAD"), a subsidiary of PHE, for use of the MERAD Technology and retained MERAD to develop proprietary software technology which was to be used to expand the Company's product offerings to include products and services specially focused on monitoring, capturing and managing medical information at the point of care. Due to its limited resources, the Company has not proceeded to develop software that would be used in conjunction with its medical devices. In light of the Company's refined emphasis on utilizing the newly acquired MERAD Technology to develop expanded applications in the healthcare and other industries, the Company has decided not to expand the Company's medical device business. The acquisition of PHE, which is a significant shareholder of HALIS, Inc. ("HALIS"), also increased the Com ny's ownership of the common stock of HALIS, a healthcare IT company, at that time to approximately 19% of HALIS outstanding shares of common stock. On January 29, 1999, the Company acquired an additional 1,824,645 shares of HALIS' common stock by converting $157,741 owed by HALIS to the Company pursuant to a debenture, bringing its interest in the HALIS common stock to approximately 21.9% and now accounts for its investment in HALIS on the equity method of accounting.

In the PHE acquisition, the Shareholders of PHE received 334,432 shares of the Company's Series Preferred Stock, stated value $10.00 per share (the "Preferred Stock"). Subject to prior approval by the Company's shareholders, the Preferred Stock will be convertible into 3,344,320 shares of the Company's common stock. Paul W. Harrison, Chairman, President and Chief Executive Officer of the Company., received 125,088 of the Series P Preferred Stock and Brian L. Schleicher, the former Interim Chief Financial Officer and Chief Administrative Officer of the Company received 7,812 o the Series P Preferred Stock. All of the Preferred Stock is non-voting. The Series P Preferred Stock has a cumulative dividend feature of 12%. which adjusts to a maximum of 24% if the shares are not granted the. right to convert by certain target dates. As of February 1, 1999, the Series P Preferred Stock accrued a dividend at the rate of 18% per annum, which was increased to 24% on August 1, 1999. See designation of the Series P Preferred Stock incorporated by reference from the Company's annual report on Form 10-KSB for the year ended June 30, 1998. In addition to the issuance of the Series P Preferred Stock, the PHE shareholders shall be paid additional consideration based on the percentage of the revenues that the Company receives in connection with the sale of software developed utilizing the MERAD Technology, up to a maximum of $7 million, and certain PHE shareholders received options for approximately 625,000 shares of the Company's common stock with an exercise price of $.96 per share in exchange for previously outstanding options of PHE. Of the outstanding options issued in the PHE aquisition, 583,333 were issued to Paul W. Harrison. The PHE shareholders as a group, earned $92,772 and $15,844 in additional consideration for the fiscal year ended June 30, 1999 and the six month period ended December 31, 1999, of which 50% will be paid in cash and the balance to be in common stock of the Company. During the three month period ended December 31, 1999, the PHE shareholders were issued 142,087 of common stock in exchange for $53,283 which represented 50% of the additional consideration earned through September 30, 1999.

During fiscal 2000, the Company intends to continue to emphasize the IT business and provide IT services and support to its customers a to HALIS, its affiliate. Additionally, the Company is in the process of identifying strategic acquisition candidates in the systems integration and support area that will enhance the Company's ability to provide these services. However , due to its depressed stock price, the Company has found it difficult to proceed with any acquisitions. The Company also expects to continue to expand its collaborative efforts with HALIS and to increase its efforts to market the HALIS Healthcare Enterprise System (the "HALIS HES") product and its derivatives to the Company's customer base (see discussion below). The HALIS HES software, which is owned by HALIS, was developed utilizing the MERAD Technology. As a result of acquiring the MERAD Technology in the PHE acquisition, the Company earns a royalty equal to 10% of the gross revenues generated by HALIS on sales of the HALIS HES and any derivative products or services associated therewith. The Company earned $1,350 and $9,452 in royalties during the three and six month periods ended December 31, 1999. The Company also will explore the possibility of developing its own information systems utilizing the MERAD Technology for other information-intensive industries such financial services, insurance and real estate; however, due to the limited financial resources of the Company, expansion into other lines of business is uncertain. In recognition of this change in the Company's business focus, the Company will ask its stockholders at its next Annual Meeting of Stockholders to approve a change in the Company's name to MERAD Technologies

Corporation.

NET INCOME (LOSS) PER SHARE

The net income (loss) pe share was computed based on the weighted average number of shares outstanding during the periods without taking into effect outstanding options and warrants.

INVENTORY

Inventory consisted of the following at December 31, 1999 and June 30, 1999:

                                 12/31/99   6/30/99

Raw materials                   $  63,750  $ 59,000
Work in process
Finished goods                               24,864
                                ---------  --------
                                 $ 63,750  $ 83,864

DEBENTURES PAYABLE

Debentures payable accrue interest at a annual rate of 10%, payable quarterly. The debentures matured on March 1, 1998, and are currently in default as to the payment of principal and past due interest. The debentures could be converted, at the option of the holder, at a conversion rate of one share of the Company's common stock for every $70.00 of debentures, plus interest, converted. During fiscal 1999, the Company repaid $100,000 of the principal amount of the debentures due and owing. During the six-month period ended December 31, 1999, the Company did not pay any principal or interest on the debentures. As of December 31, 1999, $147,275 in accrued but unpaid interest is outstanding on the debentures. However, subsequent to December 31, 1999, the debenture holders converted $455,000 of their debentures and related accrued interest of $139,357 into 316,990 shares of common stock of the Company. The Company will attempt to reach an agreement with the remaining holder of $25,000 of debentures prior to the end of the current quarter in an effort to resolve the amounts outstanding or otherwise bring the debentures out of their default status.

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

Pursuant to agreements entered into during fiscal 1998, the Company issued to PHE an aggregate of 488,400 shares of common stock during the three-month period ended September 30, 1998 (prior to its acquisition by the Company) in exchange for 1,400,000 shares of HALIS' common stock owned by PHE. During the three-month period ended December 31, 1998, the Company issued the 334, 432 shares of Series P Preferred Stock, and retired 888,400 shares of common stock, (which was all of the Company's common stock owned by PHE at the date of acquisition). All shares were retired at the price of $.80/share, which represented the discounted approximate trading price at the date of acquisition. Management has determined the fair market value of the shares of Series P Preferred Stock issued to be $2,560,000 based on the approximate trading price for the Company's common stock (into which they would be converted if approved by the Company's shareholders) at the date of the transaction, discounted to factor in the reduction in value stemming from the non-marketable restrictions of the preferred shares issued. During the three-and six month periods ended December 31, 1999, the PHE shareholders earned $2,050 and $15,844 of additional consideration based on software sales made during the quarter utilizing the MERAD Technology. The Company accounted for the acquisition under the purchase method of accounting whereby the assets and liabilities of PHE were recorded at their fair market value as of the date of the acquisition. As a result, the HALIS stock owned by PHE was stepped up to its fair value of $868,488. The $900,164 excess purchase price over fair market value of the net tangible assets acquired as been identified as technology acquired (the MERAD Technology) and is being a amortized over a ten-year period.

During fiscal 1999, the Company received 1,824,645 of common stock of HALIS in exchange for a 6% convertible debenture and subsequent advances totaling $157,741. The conversion brought the Company's total investment in HALIS to 21.9% of HALIS outstanding common stock. As a result of this stock acquisition, the Company converted its accounting for this long-term investment to the equity method. Under generally accepted counting principles, the change is considered a change in accounting principles and requires the Company to recalculate and restate the carrying value of investment as if the investment was accounted for under the equity method as of the date of its initial acquisition.

During the three and six months ended December 31, 1999 the Company issued stock for current services of $111,622 and $161,624 of which $80,000 was for the Chairman and CEO. Additionally, the Chairman and CEO converted $65,000 of loans payable into 173,333 shares of common stock. and accrued liabilities of $147,162 for professional and consulting fees were converted into 792,040 shares of common stock. during the current three month period. The PHE shareholders converted of $53,283 of additional consideration into 142,087 shares of common stock during the current three month period.

Additionally, during fiscal 2000, the Company's preferred shareholders, Series A, converted 1,087,000 preferred shares into 3,556,261 shares of common stock in accordance with the preferred stock, Series A, conversion feature.

SUBSEQUENT EVENTS

During January and February, 2000, the Company issued 689,157 shares of common stock to debenture holders, directors and consultants. The debenture holders converted $455,000 of their debentures and related accrued interest of $139,357 into 316,990 shares of common stock of the Company. Directors and consultants converted 1999 fees for services totaling $94,800 into 40,000 and 20,000 shares of common stock, respectively. These conversions increased total shareholder's equity from $1,861,564 at December 31, 1999 to approximately $2,550,000 on a pro-forma basis. The following is a proforma balance sheet as of December 31, 1999 including such transactions:

                                      Historical   Proforma    Proforma
                                        12/31/99  Adjustmets    12/31/99

Current Assets                           384,912           0     384,912
Marketable Equity
 Securities - Related Party            1,538,868           0   1,538,868
Property and Equipment, net               13,894           0      13,894
Intangible Assets, net                 1,210,293           0   1,210,293
Other Assets                              30,610           0      30,610
  Total Assets                         3,178,576           0   3,178,576

Current Liabilities                      837,012    (234,157)    602,855
Debentures Payable                       480,000    (455,000)     25,000
                                       ---------    --------   ---------
Total Liabilities                      1,317,012    (689,157)    627,855

Shareholders' Equity                   1,861,564     689,157   2,550,721
                                       ---------    --------   ---------
Total Liabilities and Shareholders
   Equity                              3,178,576           0   3,178,576


INVESTMENT IN HALIS COMMON STOCK; HALIS BUSINESS COLLABORATION

As of December 31, 1999, the Company held 10,763,655 shares of the common stock of HALIS, representing approximately 21.0 of the total outstanding shares. The Company does not hold the HALIS shares for trading purposes, but rather holds them for long-term investment purposes. During fiscal 1999, the Company acquired an additional 1,824,645 shares of HALIS common stock increasing its ownership interest in HALIS to its present holdings. Consequently, until this additional acquisition, the Company reflected its interest in HALIS at cost but now is required by generally accepted accounting principles to account for its investment in HALIS on the equity method Of accounting, thereby reflecting its portion of HALIS' earnings or losses in the Company's income statement with a corollary adjustment to its investment account. additionally, the Company was required to recalculate and restate the carrying value of its investment as if the investment was accounted for under the equity method as of the date of its initial acquisition. The Company's change in method to the equity method is considered a change in accounting principle. The cumulative effect of changing to the new accounting principle on the amount of retained earnings at the beginning of the fiscal year is required to be reported in net income of the period of change. Due to the Company's determination that a decline in market value at June 30, 1998 was other than temporary, and the related unrealized loss of $1,824,605 was included in net income for the year ended June 30, 1998, the Company did not restate the value of the shares held at June 30, 1998 above the fair market value at that date of $318,708. Hence, there is no cumulative effect of an accounting change reported in the Company's statement of operations. Subsequent increases in the carrying value of the investment related to additional shares being acquired in October 1998 and January 1999 as disclosed above. Other increases and decreases to the investment related to the Company recording its pro-rata share of HALIS net income or loss or each of the quarters ended September 1998, December 1998 and March 1999. The company's share of HALIS' net loss for the three-and six month periods ended December 31, 1999 was $134,701 and $230,803.

Due to the accounting change taking place in the third quarter of fiscal 1999, the Company was required to restate its operating results for each of the interim period since the close of its prior fiscal year. The change was to decrease the net loss for the quarter ended September 30, 1998 by $319,287, decrease the net loss for the quarter ended December 31, 1998 by $112,898, and decrease the net loss for the quarter ended March 31, 1999 by $7,808. The change in net income at the time of the change to the equity method was an increase of $432,185. The increase is the result of recording the

Company's share of HALIS' net income of $103,721 and the reversal of a $336,272 write down of the investment to fair market value during the quarter ended September 30, 1998. The carrying value of the investment at December 31, 1999 is $1,538,868. Based on the closing bid price of the HALIS shares on September 30, 1999, the shares had a fair market value of approximately $1,681,283.

At December 31, 1999 the calculated value exceeds the carrying value by $142,415. In management's opinion, the previous decline was temporary in nature, and therefore, no adjustment was necessary to the carrying value as a result of the use of the equity method of accounting. Additionally the carrying value of the HALIS investment under the equity method exceeded the 21% equity in the underlying assets of HALIS at the date of conversion to the equity method by $1,845,329. This excess is being amortized on the straight line method over 10 years, or $184,533 per year.

During fiscal 1997, the Company determined to expand its business to include healthcare information software product and services. The decision was based on the Company's desire to improve margins or its medical products, particularly its Life Sciences peripheral vascular diagnostic products, and to expand its product and service offerings in order to increase revenues and to return the Company to profitability. In this connection, the Company entered into a business collaboration agreement with HALIS , pursuant to which the Company and HALIS share sales prospects and the Company 's marketing the HALIS HES software to its client base of approximately 1,200 customers that have previously bought the Company's diagnostic equipment. There are no assurances that the Company will be successful in its attempts to sell HALIS HES software to its customer base.

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

YEAR 2000

Software applications that use only two digits to identify a year in the date field may cause fatal errors in the processing of data (the "Year 2000 Concern"). The Company acknowledges that the failure of its soft ware to recognize the proper date codes could cause substantial harm to the Company and its customers. However, the HALIS HES software developed by HALIS and being marketed by the Company was developed with the Year 2000 Concern in mind and has been designed to be Year 2000 compliant. This means that HALIS has indicated, and the Company believes, that the HALIS HES software being marketed to customers will accept and recognize date codes for the Year 2000 and beyond, and process that information recognizing the correct year in the date field. Further, the MERAD technology was also designed to be Year 2000 compliant. The Company does not believe that the failure of any of the software that it utilizes in its operations from third-party vendors to be Year 2000 compliant will have a material effect on the Company. The Company believes that even if the software it utilizes from vendors is not Year 2000 compliant, there are sufficient alternatives available that the Company can resolve any issues without incurring any material amounts to resolve any Year 2000 Concerns.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During fiscal 2000, the Company continued efforts to develop proprietary technology utilizing MERAD and to market, as a reseller HALIS' Healthcare Enterprise System to the Company's customers. The Company expects to continue to expand its collaborative efforts with HALIS and to expand its efforts to market the HALIS healthcare enterprise system to the Company's customer base. The Company also intends to explore the possibility of developing information systems utilizing the MERAD technology for other information intensive industries, such as financial services, insurance and real estate.

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

Total assets at December 31, 1999 were $3,178,576, representing a decrease of $369,396 from June 30, 1999. Amortization of intangible assets and a decrease in value in HALIS investment, under the equity method, accounted for $161,569 and $230,803, respectively, of the decrease. Other decreases include amounts due from HALIS of $89,620, accounts receivable of $68,623, and inventory of $20,114. The decreases were offset by an increase of cash of $201,556.

Current liabilities decreased by $326,857 from $1,643,869 at June 30, 1999 to $1,317,012 at December 31, 1999. The decrease is primarily attributable to the conversion of accrued expenses and shareholder loans totaling $469,028 into common stock of the company, and the write-off of a previously recorded $165,000 liability. These decreases are offset by increases in other accrued expenses related to professional and consulting fees. The debentures payable balance at December 31, 1999 remained unchanged from June 30, 1999. Accrued interest on the debentures for the six month period ended December 31, 1999 was $31,597 and is included in other accrued expenses.

Shareholders' equity decreased from $1,904,103 at June 30, 1999 to $1,861,564 at December 31, 1999, a decrease of $42,539. The decrease is attributable to a net loss for the six month period of $911,566. This net loss is offset by the issuance of 792,040 shares of common stock for services valued at $350,745, conversion of $65,000 in shareholder loans for the issuance of 173,333 shares of common stock, conversion of $53,283 of additional consideration due to former PHE shareholders for 142,087 shares of common stock, and proceeds of $50,000 and $350,000 from the issuance of

142,858 shares of common stock and 3,500 shares of Series C convertible preferred stock, respectively.

RESULTS OF OPERATIONS

Revenues declined by $125,506 and $339,412, or 42.3% and 51.3%, for the three and six month periods ended December 31, 1999, respectively, when compared to similar periods in 1998. The decline in revenue is primarily due to the Company's continued shift from a product driven supply company to a software information technology company. The Company recognized $1,350 and $9,450 in royalties from HALIS for the three and six month periods ended December 31, 1999, respectively, under its 10% royalty agreement with HALIS for sales of HALIS' Healthcare Enterprise System. Such royalties are included in product sales.

Gross profit was 77.8% and 62.6% for the three and six month periods ended December 31, 1999, respectively, as compared to 37.4% and 31.7% for the same periods in 1998. The increase in gross profit percentage is due primarily to greatly reduced manufacturing overhead expenses, the mature nature of the Company's remaining product lines, previous write-downs of slow moving inventory to lower of cost or market and a general shift from product sales to service and support.

Selling, general and administrative expenses increased by $265,554 and $199,338 for the three and six month periods ended December 31, 1999, respectively, from the comparable 1998 periods due to increased professional fees. Depreciation and amortization increased by $685 and $18,899 for the three and six month periods ended December 31, 1999, respectively, as compared to the same 1998 periods, resulting from the additional amortization associated with the Company's October 1, 1999 acquisition of the MERAD technology and related current period amortization. Research and development costs remained increased slightly for the three and six month periods ended December 31, 1999 as compared with the same 1998 periods due to an increased focus on software information technology.

During fiscal year ended June 30, 1999, the Company changed its method of accounting for its investment in HALIS to the equity method from the available-for-sale fair value method because it acquired additional interests bringing its ownership interest in HALIS to approximately 21%. For the three and six month periods ended December 31, 1999, the Company recognized losses from its investment in HALIS of $134,701 and $230,803, respectively. For the same 1998 periods, the Company determined a permanent decline in its available-for-sale fair value investment in HALIS of $336,272. During the three month period ended December 31, 1999, the Company determined that a liability of approximately $165,000 from the early 1990's related to a previously acquired, inactive subsidiary, was no longer appropriate. The Company has received no
communication from the creditor since       and management believes that the
                                      ------
Company never will. Such amount is recorded as miscellaneous income in the accompanying consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had $262,587 of cash and accounts receivable. During the three and six month periods ended December 31, 1999, operating activities consumed $288,064 of cash as compared to $715,186 for the same periods in 1998. As previously discussed, the primary reason was the change in accounting method for the HALIS investment from available-for-sale to the equity method and issuance of common stock for services. Due to the Company's operating losses, it has been required to raise additional equity capital to fund its operations. Capital expenditures during this period have been virtually nonexistent. Since the beginning of fiscal 2000, the Company has raised $400,000 through the sale of 142,858 shares of its common stock and 3,500 shares of its Series C convertible preferred stock. During fiscal 2000, the Company's Series A preferred shareholders, converted 1,087,000 shares of Series A preferred stock into 3,556,261 shares of common stock in accordance with the conversion rights under the Series A preferred stock.

The Company's 10% Convertible Secured Debentures in the principal amount of $480,000 were due and payable on March 1, 1998. The Company previously reported that it needed to raise in excess of $1,000,000 of working capital in addition to that already raised and committed in fiscal 2000 to sustain operations during the next twelve months and to pay the Debentures. However, subsequent to December 31, 1999, the holders of all but $25,000 of the 10% Convertible Secured Debentures have converted their debt to common stock.

The Company continues to monitor its cash situation very closely. Due to the down-sizing of the Company and shift from a product supplier to a software information technology company, its cash needs are not as acute as they were during the prior year. However, the Company has been unsuccessful in expanding its customer base and royalty stream from its recently acquired MERAD technology during the current period. If the Company is unable to increase its customer base and royalty stream from its MERAD technology during fiscal 2000, the Company will not be able to continue to generate sufficient positive cash flow to meet its obligations without seeking an additional capital infusion.

The Company is considering additional private placements of its securities for these requirements. There can be no assurance that the Company will be able to raise additional debt or equity capital on terms that are acceptable to the company, if at all.

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

                                    PART II.
                               OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six-month period ended December 31, 1999, the Company issued a total of 3,556,261 shares of common stock upon conversion of 1,087,000 shares of the Series A Preferred Stock. During the six-month period ended December 31, 1999, the Company issued 1,250,318 shares of common stock, 792,040 of which was in lieu of services, 142,087 in connection with the PHE acquisition, 173,333 in exchange for shareholder loans, and 142,858 in a private placement of securities. The Company also issued 3,500 shares of. Series C cumulative preferred stock for $350,000. The Company issued the securities without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from the registration requirements of such Act contained in Section 4(2) thereof. All of the foregoing securities were acquired for investment purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 1, 1998, $580,000 principal amount of the Company's 10% Secured Convertible Debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms and the Company obtained no further extension of the maturity date. During fiscal 1999, $100,000 in fair value of the debentures was paid to the holders thereof. As of December 31, 1999, $480,000 of the debentures remain outstanding and due, plus approximately $147,275 in accrued but unpaid interest. The debentures are convertible by the holders thereof into shares of common stock of the Company at the rate of $70 of the outstanding debentures. In January and February, 2000, the debenture holders converted $455,000 of their debentures and related accrued interest of $139,357 into 316,990 shares of common stock of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report:

3.1  Articles of Incorporation, as amended, of the Company (Fl)

3.2  Bylaws, as amended, of the Company (F2)

4.1  Specimen form of the Company's Common Stock certificate (F2)

4.2  HealthWatch, Inc. Stock Option Plan of 1989 (F3)

4.3  Form of Incentive Stock Option Agreement (F3)

4.4  Form of Non-statutory Stock Option Agreement (F3)

4.5  HealthWatch,  Inc. Stock Option Plan of 1993 (F4)

4.6  HealthWatch,  Inc. Stock Option Plan of 1996 (F5)

4.7  HealthWatch,  Inc. 1995 Stock Grant and Salary Deferral Plan (F5)

4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (F6)

4.9 Subscription and Purchase Agreement between HealthWatch, Inc. and HALIS, Inc. (F7)

4.10 Certificate of the Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. (FlO)

4.11 Certificate of the Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. (FlO)

10.1 Business Collaboration Agreement dated as of October 10, 1997 between the Company and HALIS, Inc. (F8)

10.2 License and Software Development Agreement dated as of October 10, 1997 between the Company and MERAD Corporation (F8)

10.3 Consulting Agreement dated as of October 10, 1997 among the Company, Paul Harrison Enterprises, Inc. and Paul Harrison (F8)

10.4 Consulting Agreement dated as of October 10, 1997 between the Company and Larry Fisher (F8)

10.5 Agreement and Plan of Merger dated as of September 30, 1998 among HealthWatch, Inc., MERAD Software, Inc. and Paul Harrison Enterprises, Inc.
     (F9)

10.6 Letter of Intent between HealthWatch, Inc. and HALIS, Inc. dated July 14, 1998 (F10)

27.1 Financial Data Schedule (for SEC use only).


(b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended December 31, 1999.

10.7 Press Release stating that HealthWatch, Inc. has 1 for 5 Reverse Stock Split put into effect to help meet NASDAQ's minimum rice per share compliance requirements. (F11)

(Fl) Incorporated herein by reference to the Company's Annual Report, Form 10-K, for the year ended June 30, 1990, File No, 0-11476.

(F2) Incorporated herein by reference to Registration Statement, Form S-18 (File No. 2-85688D).

(F3) Incorporated herein by reference to Registration Statement S-2 (File No. 33-42831).

(F4) Incorporated herein by reference to the Company's Annual Report Form 10-KSB, for the year ended June 30, 1994(File No. 0-11476).

(F5) Incorporated herein by reference to the Company's Annual Report Form 10-KSB, for the year ended June 30, 1996 (File No. 0- 11476).

(F6) Incorporated herein by reference to Registration Statement SB-2 (File No. 33-73462).

(F7) Incorporated herein by reference to the Company's Annual Report Form 10-KSB, for the year ended June 30, 1997 (File No. 0- 11476).

(F8) Incorporated herein by reference to the Company's Quarterly Report Form10QSB, for the quarter ended December 31, 1997.

(F9) Incorporated herein by reference to the Company's Report, Form 8-K, dated October 1, 1998.

(F10) Incorporated herein by reference to the Company's Annual Report Form 10 for the year ended June 30, 1998 (File No. 0-11476).

(F11) Incorporated herein by reference to the Company's Report, Form 8-K, dated December 28, 1999.

                                  SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: February 14, 2000               HealthWatch, Inc.

                                      By: /s/ Paul W. Harrison
                                          --------------------
                                          Paul W. Harrison
                                          (Chairman, President and
                                          Chief Executive Officer)
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX

Number                  Description
------                  -----------

3.1  Articles of Incorporation, as amended, of the Company (Fl)
3.2  Bylaws, as amended, of the Company (F2)
4.1  Specimen form of the Company's Common Stock certificate (F2)
4.2  HealthWatch, Inc. Stock Option Plan of 1989 (F3)
4.3  Form of Incentive Stock Option Agreement (F3)
4.4  Form of Non-statutory Stock Option Agreement(F3)
4.5  HealthWatch, Inc. Stock Option Plan of 1993(F4)
4.6  HealthWatch, Inc. Stock Option Plan of 1996(F5)
4.7  HealthWatch, Inc. 1995 Stock Grant and Salary Deferral Plan(F5)

4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (F6)

4.9 Subscription and Purchase Agreement between HealthWatch, Inc. and HALIS, Inc. (F7)
4.10 Certificate of the Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. (FlO)
4.11 Certificate of the Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. (FlO)
10.1 Business Collaboration Agreement dated as of October 10, 1997 between the Company and HALIS, Inc. (F8)
10.2 License and Software Development Agreement dated as of October 10, 1997 between the Company and MERAD Corporation (F8)
10.3 Consulting Agreement dated as of October 10, 1997 among the Company, Paul Harrison Enterprises, Inc. and Paul Harrison (F8)
10.4 Consulting Agreement dated as of October 10, 1997 between the Company and Larry Fisher (F8)
10.5 Agreement and Plan of Merger dated as of September 30, 1998 among HealthWatch, Inc., MERAD Software, Inc. and Paul Harrison Enterprises, Inc.
     (F9)
10.6 Letter of Intent between HealthWatch, Inc. and HALIS, Inc. dated July 14, 1998 (FlO)
10.7 Press Release stating that HealthWatch, Inc. has 1 for 5 Reverse Stock Split put into effect to help meet NASDAQ's minimum rice per share compliance requirements. (F11)

27.1 Financial Data Schedule (for SEC use only).

(Fl) Incorporated herein by reference to the Company's Annual Report, Form10-K. for the year ended June 30, 1990, file No. 0-11476.

(F2) Incorporated herein by reference to Registration Statement, Form S-18 (File No. 2-85688D).

(F3) Incorporated herein by reference to Registration Statement S-2 (File No. 33-42831).

(F4) Incorporated herein by reference to the Company's Annual Report Form10-KSB, for the year ended June 30, 1994 (File No. 0-11476).

(F5) Incorporated herein by reference to the Company's Annual Report Form 10-KSB, for the year ended June 30, 1996 (File No. 0-11476).

(F6) Incorporated herein by reference to Registration Statement SB-2 (File No. 33-73462).

(F7) Incorporated herein by reference to the Company's Annual Report Form 10-KSB, for the year ended June 30, 1997 (File No. 0-11476).

(F8) Incorporated herein by reference to the Company's Quarterly Report Form 10QSB, for the quarter ended December 31, 1997.

(F9) Incorporated herein by reference to the Company's Report, Form 8-K. dated October 1, 1998.

(F10) Incorporated herein by reference to the Company's Annual Report Form 10-KSB, for the year ended June 30, 1998 (File No. 0-11476).

(F11) Incorporated herein by reference to the Company's Report, Form 8-K, dated December 28, 1999.