Form 10QSB
period 2000-03-31
HEALTHWATCH INC
filed 2000-05-15
CIK 725627

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     Commission File Number
------------------------------                     ----------------------
     March 31, 2000                                        0-11476

                               HEALTHWATCH, INC.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

          Minnesota                                84-0916792
-------------------------------               -------------------
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

                                      N/A
                 --------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X           No
                              --------          -------

      Number of registrant's common shares outstanding at April 30, 2000
                                   2,147,218
                                   ---------
           Transitional Small Business Disclosure Format (check one)

                           Yes               No   X
                              ------            ------

                               HEALTHWATCH, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                MARCH 31, 2000

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    ASSETS
Current Assets
    Cash                                                   $  4,807,402
    Accounts Receivable, net of allowance for
       doubtful accounts of $19,845                              45,176
    Inventory                                                    62,612
    Due from Halis, Inc.                                        396,456
    Other Current Assets                                         37,051
                                                           ------------
              Total current assets                            5,348,697

    Marketable equity securities - related party              1,311,451
    Property and equipment, net                                   9,443
    Intangible assets, net                                    1,135,436
    Other assets                                                 30,610
                                                           ------------

              Total Assets                                 $  7,835,637
                                                           ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Line of Credit                                         $    500,000
    Accounts payable                                            143,640
    Accrued compensation and payroll taxes                       13,161
    Other accrued expenses - related parties                      5,106
    Other accrued expenses - unrelated parties                  281,880
    Deferred revenue                                             23,415
    Current portion of debentures payable -
      unrelated parties                                          25,000
                                                           ------------
              Total liabilities                            $    992,203

Shareholders' Equity
    Cumulative preferred stock, 1,000,000 shares
      authorized, par value $.05 per share;
        Series A, 2,600 shares issued and outstanding      $        130
        Series P, 66,886 shares issued and outstanding            3,344
        Series C, 4,000 shares issued and outstanding               200
        Series D, 54,080 shares issued and outstanding            2,704
        Common stock, $.05 par value; 10,000,000 shares
          authorized, 2,142,751 issued and outstanding          107,137
        Additional paid-in capital                           28,283,425
        Accumulated deficit                                $(21,553,506)
                                                           ------------
              Total shareholders' equity                      6,843,434
                                                           ------------

              Total liabilities and shareholders' equity   $  7,835,637
                                                           ============

       (The accompanying notes are an integral part of these statements)

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                       Three Months Ended March 31,
                                              2000         1999
                                       ----------------------------
Product sales                              $ 157,451    $ 314,145
Product cost of sales                         26,279      162,844
                                           ---------    ---------
Gross profit                                 131,172      151,301

Operating costs and expenses:
  Selling, general and administrative        440,029      260,951
  Depreciation and amortization               85,413       91,372
  Research and development                    27,077      113,619
                                           ---------    ---------
Total operating costs and expenses           552,519      465,942
                                           ---------    ---------

Loss from continuing operations             (421,347)    (314,641)
                                           ---------    ---------

Other income (expense):
  Equity in earnings of subsidiary          (227,417)       7,808
  Interest expense                            (6,850)     (17,933)
  Other income (expense)                           -            -
                                           ---------    ---------

    Total other income (expense)            (234,266)     (10,125)
                                           ---------    ---------

Net loss                                   $(655,613)   $(324,766)
                                           =========    =========

Net loss per share
                                           $   (0.34)   $   (0.61)
                                           =========    =========

Weighted average number of shares
     outstanding                           1,951,467      534,650*
                                           =========    =========



* Adjusted for 1 for 5 split



      (The accompanying notes are an integral part of these statements.)

                               HEALTHWATCH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                          Nine Months Ended March 31,
                                               2000         1999
                                        ------------------------------
Product sales                              $   479,916   $  976,022
Product cost of sales                          146,741      614,843
                                           -----------   ----------
Gross profit                                   333,175      361,179

Operating costs and expenses:
  Selling, general and administrative        1,233,321      854,905
  Depreciation and amortization                255,884      242,944
  Research and development                      93,881      167,566
                                           -----------   ----------
 Total operating costs and expenses          1,583,086    1,265,415
                                           -----------   ----------

Loss from continuing operations             (1,249,911)    (904,236)
                                           -----------   ----------

Other income (expense):
  Equity in earnings of subsidiary            (458,220)     103,721
  Interest expense                             (24,455)     (50,624)
  Other income (expense)                       165,405        1,173
                                           -----------   ----------
    Total other income (expense)              (317,269)     (54,270)
                                           -----------   ----------

Net loss                                   $(1,567,180)  $ (849,966)
                                           ===========   ==========

Net loss per share                         $     (1.17)  $    (1.64)
                                           ===========   ==========

Weighted average number of shares
     outstanding                             1,339,112      518,094*
                                           ===========   ==========



* Adjusted for 1 for 5 split



      (The accompanying notes are an integral part of these statements.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                               AND MARCH 31, 1999
                                  (UNAUDITED)

                                                           Three Months Ended March 31,
                                                                 2000        1999
                                                           ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                    $ (655,614)  $(324,766)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                               85,413      91,372
     Provision for bad debt                                           -           -
     Equity in earnings of subsidiary                           227,417      (7,808)
     Issuance of stock for services                              56,250           -

 Decrease (increase) in assets:
     Accounts receivable                                        (15,891)        829
     Inventory                                                    1,138      11,215
     Receivables - related parties                                          (16,905)
     Other current assets                                       (29,221)    (10,418)
     Other assets                                                              (687)

 Increase (decrease) in liabilities:
     Accounts payable                                            (3,658)   (201,617)
     Accrued expenses - related parties                         (55,332)    (62,042)
     Accrued expenses - unrelated parties                       (41,000)    222,610
     Deferred revenue                                            (4,068)     10,727
                                                             ----------   ---------

        Net cash used in operating activities                  (434,566)   (287,490)
                                                             ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property & equipment                                 -           -
     Decrease (increase) in note receivable - related party    (335,712)    (57,741)
                                                             ----------   ---------

        Net cash provided by (used in) investing activities    (335,712)    (57,741)
                                                             ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (repayment) of line of credit                     500,000
     Proceeds (repayment) of debentures payable                             (13,000)
     Net proceeds (costs) of issuance of common stock                       425,000
     Net proceeds (costs) of issuance of preferred stock      4,828,200           -
     Net proceeds from exercise of warrants                      26,178           -
                                                             ----------   ---------

        Net cash provided by financing activities             5,354,378     412,000
                                                             ----------   ---------

     Increase (decrease) in cash                              4,584,100      66,769

     Cash - beginning of period                                 223,302      37,514
                                                             ----------   ---------

     Cash - end of period                                    $4,807,402   $ 104,283
                                                             ==========   =========

       (The accompanying notes are an integral part of these statements)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                               AND MARCH 31, 1999
                                  (UNAUDITED)

                                                           Nine Months Ended March 31,
                                                                2000         1999
                                                           ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $(1,567,180)   $(849,966)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                255,884      242,944
   Provision for bad debt                                        (6,465)           -
   Equity in earnings of subsidiary                             458,220     (103,721)
   Issuance of stock for services                               217,874            -
   Write-off of accrued expenses                               (165,405)           -

 Decrease (increase) in assets:
   Accounts receivable                                           59,197       92,432
   Inventory                                                     21,252       93,965
   Receivables - related parties                                             (16,905)
   Other current assets                                         (27,120)     (20,952)
   Other assets                                                   3,400          574

 Increase (decrease) in liabilities:
   Accounts payable                                               6,918     (232,660)
   Accrued expenses - related parties                              (840)    (151,608)
   Accrued expenses - unrelated parties                          26,750       32,949
   Deferred revenue                                              (5,115)      (2,728)
   Debentures payable                                                 -            -
                                                            -----------    ---------

    Net cash used in operating activities                      (722,630)    (915,676)
                                                            -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property & equipment                                     -       (1,590)
 Decrease (increase) in note receivable - related party        (246,092)    (157,741)
                                                            -----------    ---------

   Net cash provided by (used in) investing activities         (246,092)    (159,331)
                                                            -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds (repayment) of line of credit                     500,000            -
 Net proceeds (repayment) of debentures payable                             (100,000)
 Net proceeds (costs) of issuance of common stock                50,000      425,000
 Net proceeds (costs) of issuance of preferred stock          5,178,200            -
 Net proceeds from exercise of warrants                          26,178            -
                                                            -----------    ---------

   Net cash provided by financing activities                  5,754,378      325,000
                                                            -----------    ---------

 Increase (decrease) in cash                                  4,785,656     (750,007)

 Cash - beginning of period                                      21,746      854,290
                                                            -----------    ---------

 Cash - end of period                                       $ 4,807,402    $ 104,283
                                                            ===========    =========

      (The accompanying notes are an integral part of these statements.)

                               HEALTHWATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 2000, and its results of operations and cash flows for the three months and nine months then ended have been included. However, operating results for the interim periods noted are not necessary indicative of the results that may be expected for the year ending June 30, 2000. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

MANAGEMENT'S OPERATING PLANS

HealthWatch has been in business for over a decade, but its information technology business is still relatively new. Prior to fiscal year 1998, HealthWatch was primarily in the business of manufacturing and selling medical devices and related supplies. In 1997, management decided to phase out of the medical device business and focus its energies on developing an information technology business. The Company still provides maintenance support to a number of customers who purchased medical devices in the past which are covered under maintenance support agreements.

On October 1, 1998, as part of the transformation, the Company acquired Paul Harrison Enterprises, Inc. ("PHE"). PHE owned the Merad Technology, a sophisticated virtual software application utility that utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in a virtually unlimited number of combinations to provide efficient applications that can be accessed and processed in both an Internet and Intranet environment (the "Merad Technology"). During fiscal 1998, the Company had obtained a license from Merad Corporation ("Merad"), a subsidiary then of PHE, for use of the Merad Technology and retained Merad to develop proprietary software technology which was to be used to expand the Company's product offerings to include products and services specially focused on monitoring, capturing and managing medical information at the point of care. The acquisition of PHE, which was a significant shareholder of Halis, Inc. ("Halis"), also increased the Company's ownership of the common stock of Halis, a healthcare IT company, to approximately 19% of Halis outstanding shares of common stock. On January 29, 1999, the Company acquired an additional 1,824,645 shares of Halis' common stock by converting $157,741 owed by Halis to the Company pursuant to a debenture, bringing its interest in the Halis common stock to approximately 22% and allowed it to account for its investment in Halis under the equity method of accounting.

Halis, based in Atlanta, Georgia, supplies information technology and services focused on the healthcare industry. Utilizing advanced healthcare models and information technology, Halis has developed the HES System, which incorporates the Merad Technology, a single system which integrates all of the major functions needed by clinics, hospitals, healthcare practices, payors, long-term care facilities, laboratories, pharmacies and home healthcare facilities.

In the PHE acquisition, the Shareholders of PHE received 66,886 shares of the Company's Series P Preferred Stock, stated value $10.00 per share. Subject to prior approval by the Company's common shareholders, the Series P Preferred Stock will be convertible into 668,860 shares of the Company's common stock. Paul W. Harrison, Chairman, President and Chief Executive Officer of the Company, received 25,018 of the Series P Preferred Stock. All of the Series P Preferred Stock is non-voting. The Series P Preferred Stock originally contained a cumulative dividend feature of 12% which adjusts to a maximum of 24% if the shares are not granted the right to convert by certain target dates. In addition to the issuance of the Series P Preferred Stock, the PHE shareholders shall be paid additional consideration based on the percentage of the revenues that the Company receives in connection with the sale of software developed utilizing the Merad Technology, up to a maximum of $7 million, and certain PHE shareholders received options for approximately 625,000 shares of the Company's common stock with an exercise price of $.96 per share in exchange for previously outstanding options of PHE. Of the outstanding options issued in the PHE acquisition, 116,667 (adjusted for December 1999 reverse split) were issued to Paul W. Harrison. The PHE shareholders as a group, earned $94,437 in additional consideration for the fiscal year ended June 30, 1999 and the $20,285 nine month period ended March 31, 2000, of which 50% is due in cash and the balance in common stock of the Company. During the three month period ended December 31, 1999, the PHE shareholders were issued 142,087 of common stock in exchange for $53,283, which represented 50% of the additional consideration earned through September 30, 1999. Additionally, during the three month period ended March 31, 2000, the PHE shareholders were paid $55,334 in cash. The outstanding balance due to the PHE shareholders at March 31, 2000 is $6,107.

In connection with the private placement of the Company's Series D 8% Convertible Preferred Stock during March 2000, the holders of Series P Preferred Stock agreed to amend the Certificate of Designation, Rights and Limitations of the Series P Preferred Stock. The amendments included a retroactive adjustment to the cumulative dividend from the graduated dividend ranging between 12% and 24% to an 8% cumulative dividend from the date of issuance until the shares are converted into common stock. The holders of Series P Preferred Stock also agreed to allow the Company to pay the dividends in cash or stock, at the Company's option. In addition, Paul W. Harrison, President, Chief Executive Officer and Chairman of the Board of the Company, and David M. Engert, Chief Operating Officer of the Company, agreed to waive any rights to payment of the additional consideration and terminated the Consideration Agreement effective as of April 25, 2000.

As part of the Company's business plan, management is in the process of identifying strategic acquisition candidates in the systems integration and support area that will enhance the Company's ability to develop its information
management business.   The first such candidate is Halis.  On March 8, 2000, the
Company and Halis executed a letter of intent which set forth the initial terms pursuant to which Halis will merge with and into a wholly owned subsidiary of the Company. HealthWatch and Halis have operated under a Business Collaboration Agreement (the "Collaboration Agreement") since October 1997. Under the Collaboration Agreement, HealthWatch received a non-exclusive right to market Halis' Healthcare Enterprise System (the "HES System") and receive a commission on any sales that HealthWatch makes. Management believes that the merger with Halis is an important step in developing its information management business. The merger with HealthWatch is especially attractive to the Company because of the HES System and the long term operating relationship and common management between the two companies (Paul W. Harrison is President, Chief Executive Officer and Chairman of the Board of both companies).

The Halis merger letter of intent provides for the issuance of shares of HealthWatch common stock to Halis shareholders in exchange for all outstanding stock of Halis. Each share of Halis common stock will be entitled to receive that number of shares equal to $.33 divided by the average closing price of HealthWatch's common stock for the ten trading days immediately preceding the closing of the merger. As of March 31, 2000, Halis had outstanding 57,317,222 shares of common stock, of which 10,763,655 are owned by HealthWatch. Completion of the merger is conditioned upon certain events such as execution of a definitive merger agreement, approval by both companies' shareholders and directors, obtaining any required governmental and regulatory approvals and the absence of any material adverse changes in Halis' business or operations. The letter of intent also contains a financing option under which HealthWatch will have the right to purchase 5,000,000 additional shares of Halis' common stock for an investment of $1,000,000 at any time prior to the merger. The letter of intent also provides that, once HealthWatch completes such $1,000,000 financing, it will have the right to purchase 25,000,000 additional shares of Halis' common stock for an additional investment of $5,000,000. Assuming HealthWatch exercise all of the financing options under the letter of intent, Paul Harrison (who has indicated his intent to vote in favor of the Merger) and HealthWatch would own in the aggregate approximately 50% of Halis' common stock.

During the month of April 2000, HealthWatch exercised the initial financing option to purchase 5,000,000 shares of Halis common stock for the total price of $1,000,000.

In order to provide the financing needed to implement the Company's business plan, which includes additional investment in research and development and marketing and advertising of its existing products, including the Merad Technology, along with acquisition of strategic partners, such as Halis, the Company has undertaken a private placement of its Series D 8% Convertible Preferred Stock ("Series D Preferred Stock"). The terms of the offering provide for a minimum offering of 50 Units for $5,000,000 and a maximum offering of 100 Units for $10,000,000, with a over-allotment of 100 Units for an additional $10,000,000. The offering price for each Unit is $100,000. Each "Unit" consists of 1,000 shares of Series D Preferred Stock and five year warrants to purchase 25% of the shares of Common Stock into which the Series D Preferred Stock is initially convertible. During March 2000, HealthWatch closed on the issuance of 54,080 shares of Series D Preferred Stock raising gross proceeds of approximately $5.4 Million. In early May 2000, the Company closed on an additional 20,050 shares of Series D Preferred Stock raising approximately $2 Million.

NET INCOME (LOSS) PER SHARE

The net income (loss) per share was computed based on the weighted average number of shares outstanding during the periods without taking into effect outstanding options and warrants.

INVENTORY

Inventory consisted of the following at March 31, 2000 and June 30, 1999:

                                  3/31/00       6/30/99
                                  -------       -------
Raw materials                     $62,612       $59,000
Work in process                         -             -
Finished goods                          -        24,864
                                  -------       -------
                                  $62,612       $83,864

DEBENTURES PAYABLE

During the three months ended March 31, 2000, the debenture holders converted $455,000 of their debentures and related accrued interest of $139,357 into 316,990 shares of common stock of the Company. As of March 31, 2000, only $25,000 of the debentures remained outstanding. Debentures payable accrue interest at a annual rate of 10%, payable quarterly. The debentures matured on March 1, 1998, and are currently in default as to the payment of principal and past due interest. The debentures could be converted, at the option of the holder, at a conversion rate of one share of the Company's common stock for every $70.00 of debentures, plus interest, converted. During fiscal 1999, the Company repaid $100,000 of the principal amount of the debentures due. During the nine month period ended March 31, 2000, the Company did not pay any principal or interest on the debentures. As of March 31, 2000, $7,918 in accrued but unpaid interest is outstanding on the debentures. The Company will attempt to reach an agreement with the remaining holder of $25,000 of debentures prior to the end of the current quarter in an effort to resolve the amounts outstanding or otherwise bring the debentures out of their default status.


SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

During fiscal 1999, the Company received 1,824,645 of common stock of Halis in exchange for a 6% convertible debenture and subsequent advances totaling $157,741. The conversion brought the Company's total investment in Halis to approximately 22% of Halis outstanding common stock at that time. As a result of this stock acquisition, the Company converted its accounting for this long-term investment to the equity method. Under generally accepted accounting principles, the change is considered a change in accounting principles and requires the Company to recalculate and restate the carrying value of investment as if the investment was accounted for under the equity method as of the date of its initial acquisition.

During the three and nine months ended March 31, 2000, the Company issued stock for current services of $56,250 and $217,874 of which $37,500 and $117,500 was issued to Paul W. Harrison, HealthWatch's Chairman and CEO. Additionally, Mr. Harrison converted $65,000 of loans payable into 173,333 shares of common stock during the three months ended December 31, 1999. Accrued liabilities of $151,250 and $371,620 for professional and consulting fees were converted into 80,667 and 872,707 shares of common stock during the three and nine months ended March 31, 2000. The debenture holders converted $455,000 and related accrued interest of $139,356 into 316,900 shares of common stock of the Company. Additionally, during the three and nine months ended March 31, 2000, the Company's Series A Preferred shareholders converted 9,000 and 1,087,000 preferred shares into 23,667 and 3,579,928 shares of common stock in accordance with the Series A Certificate of Designation, Rights and Preferences.

SUBSEQUENT EVENTS

In accordance with the terms of the Halis merger letter of intent dated March 8, 2000, the Company exercised its financing option to purchase 5,000,000 shares of Halis common stock for the total price of $1,000,000. The Company now has an option to purchase an additional 25,000,000 shares of Halis common stock for an additional investment of $5,000,000.

In May 2000, the Company closed on an additional 20,050 shares of Series D Preferred Stock raising approximately $2 Million. This increased the total number of Series D Preferred Stock issued and outstanding to 74,130, which represents an investment in the Company of approximately $7.4 Million.

INVESTMENT IN HALIS COMMON STOCK; HALIS BUSINESS COLLABORATION

As of March 31, 2000, the Company held 10,763,655 shares of the common stock of Halis, representing approximately 21% of the total outstanding shares. The Company does not hold the Halis shares for trading purposes, but rather holds them for long-term investment purposes. During fiscal 1999, the Company acquired an additional 1,824,645 shares of Halis common stock increasing its ownership interest in Halis to its present holdings. Consequently, until this additional acquisition, the Company reflected its interest in Halis at cost, but now is required by generally accepted accounting principles to account for its investment in Halis on the equity method of accounting, thereby reflecting its portion of Halis' earnings or losses in the Company's income statement with a corollary adjustment to its investment account. Additionally, the Company was required to recalculate and restate the carrying value of its investment as if the investment was accounted for under the equity method as of the date of its initial acquisition. The Company's change in method to the equity method is considered a change in accounting principle. The cumulative effect of changing to the new accounting principle on the amount of retained earnings at the beginning of the fiscal year is required to be reported in net income of the period of change. Due to the Company's determination that a decline in market value at June 30, 1998 was other than temporary, and the related unrealized loss of $1,824,605 was included in net income for the year ended June 30, 1998, the Company did not restate the value of the shares held at June 30, 1998 above the fair market value at that date of $318,708. Hence, there is no cumulative effect of an accounting change reported in the Company's statement of operations. Subsequent increases in the carrying value of the investment related to additional shares being acquired in October 1998 and January 1999 as discussed above. The company's share of Halis' net loss for the three-and nine month periods ended March 31, 2000 was $227,417 and $458,220, respectively.

Due to the accounting change taking place in the third quarter of fiscal 1999, the Company was required to restate its operating results for each of the interim periods since the close of its prior fiscal year. The change was to decrease the net loss for the quarter ended September 30, 1998 by $319,287, decrease the net loss for the quarter ended December 31, 1998 by $112,898 and decrease the net loss for the quarter ended March 31, 1999 by $7,808. The change in net income at the time of the change to the equity method was an increase of $432,185. The increase is the result of recording the Company's share of Halis' net income of $103,721 and the reversal of a $336,272 write down of the investment to fair market value during the quarter ended September 30, 1998.

At March 31, 2000, the calculated value exceeds the carrying value by $369,831. In management's opinion, the previous decline was temporary in nature, and therefore, no adjustment was necessary to the carrying value as a result of the use of the equity method of accounting. Additionally the carrying value of the Halis investment under the equity method exceeded the 21% equity in the underlying assets of Halis at the date of conversion to the equity method by $1,845,329. This excess is being amortized on the straight line method over 10 years, or $184,533 per year.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of the Company for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on the assumption that the Company's entry into the healthcare industry will be successful, that competitive conditions within the healthcare industry will not change materially or adversely, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During fiscal 2000, the Company continued efforts to develop proprietary technology utilizing Merad and to market, as a reseller, Halis' Healthcare Enterprise System to the Company's customers. The Company expects to continue to expand its collaborative efforts with Halis and to expand its efforts to market the Halis healthcare enterprise system to the Company's customer base. The Company also intends to explore the possibility of developing information systems utilizing the Merad technology for other information intensive industries, such as financial services, insurance and real estate.

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

Total assets at March 31, 2000 were $7,835,637, representing an increase of $4,287,665 from June 30, 1999. Cash and Due from Halis, Inc. represented $4,785,656 and $246,092, respectively, of the increase. The increase was offset by amortization of intangible assets and a decrease in value in the Halis investment, under the equity method, of $222,246 and $458,220, respectively. Other decreases include accounts receivable of $52,732 and inventory of $21,252.

Current liabilities decreased by $651,666 from $1,643,869 at June 30, 1999 to $992,203 at March 31, 2000. The decrease is primarily attributable to the conversion of accrued expenses and shareholder loans totaling $469,028 into common stock of the Company, the conversion of debentures and related accrued interest of $455,000 and 139,356 into common stock of the Company, and the write-off of a previously recorded $165,000 liability. These decreases are offset by borrowing against the Company's line of credit of $500,000.

Shareholders' equity increased from $1,904,103 at June 30, 1999 to $6,843,434 at March 31, 2000,
an increase of $4,939,331. This increase is attributable to: (1) the issuance of 892,707 shares of common stock for services valued at $539,495; (2) conversion of $65,000 in shareholder loans for the issuance of 173,333 shares of common stock; (3) conversion of $53,283 of additional consideration due to former PHE shareholders for 142,087 shares of common stock; (4) conversion of debentures and accrued interest of $594,356 into 316,990 shares of common stock of the Company; (5) exercise of warrants for the issuance of 51,800 shares on common stock for $26,178; and (6) net proceeds of $50,000, $375,000 and $4,803,200 from the issuance of 142,858 shares of common stock, 4,000 shares of Series C convertible preferred stock and 54,080 shares of Series D convertible preferred stock, respectively. An offsetting decrease is attributable to a net loss for the nine month period of $1,567,180.

RESULTS OF OPERATIONS

Revenues declined by $156,694 and $496,106, or 49.9% and 50.8%, for the three and nine month periods ended March 31, 2000, respectively, when compared to similar periods in 1999. The decline in revenue is primarily due to the Company's continued shift from a product driven supply company to a software information technology company. The Company recognized $12,213 and $21,665 in royalties from Halis for the three and nine month periods ended March 31, 2000, respectively, under its 10% royalty agreement with Halis for sales of the HES System. Such royalties are included in product sales.

Gross profit was 83.3% and 69.4% for the three and nine month periods ended March 31, 2000, respectively, as compared to 48.2% and 37.0% for the same periods in 1999. The increase in gross profit percentage is due primarily to greatly reduced manufacturing overhead expenses, the mature nature of the Company's remaining product lines, previous write-downs of slow moving inventory to lower of cost or market and a general shift from product sales to service and support.

Selling, general and administrative expenses increased by $179,078 and $378,416 for the three and nine month periods ended March 31, 2000, respectively, from the comparable 1999 periods due to increased consulting and professional fees. Depreciation and amortization decreased by $5,959 for the three months ended, and increased by $18,899 for the nine months ended March 31, 2000, as compared to the same 1999 periods as a result of additional amortization associated with the Company's October 1, 1999 acquisition of the Merad Technology and related current period amortization. Research and development costs decreased by $86,542 and $73,685 for the three and nine month periods ended March 31, 2000, as compared with the same 1999 periods due to the Company's shift from a product driven supply company to a software information technology company.

During fiscal year ended June 30, 1999, the Company changed its method of accounting for its investment in Halis to the equity method from the available-for-sale fair value method because it acquired additional interests bringing its ownership interest in Halis to approximately 21%. For the three and nine month periods ended March 31, 2000, the Company recognized losses from its investment in Halis of $227,417 and $458,220, respectively. For the same 1999 periods, the Company recognized income of $7,808 and $103,721. During the three month period ended December 31, 1999, the Company determined that a liability of approximately $165,000 from the early 1990's related to a previously acquired, inactive subsidiary, was no longer appropriate. The Company has received no communication from the creditor and management believes that the Company never will. Such amount is recorded as miscellaneous income in the accompanying consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had $4,807,402 of cash. During the three and nine month periods ended March 31, 2000, operating activities consumed $434,566 and $722,630 of cash as compared to $287,490 and $915,676 for the same periods in 1999. The increase in cash used in operations for the three months ended March 31, 2000 are the result of increased consulting and professional fees. The primary reason for the decrease in cash used in operations for the nine months ended March 31, 2000 are reductions in inventory and accounts receivable due the Company's shift from a product driven supply company to a software information technology company.

Due to the Company's operating losses, it has been required to raise additional equity capital to fund its operations. Capital expenditures during this period have been virtually nonexistent. Since the beginning of fiscal 2000, the Company has raised $5,254,378 through the sale of 142,858 shares of its common stock, 4,000 shares of its Series C convertible preferred stock, 54,080 shares of its Series D convertible preferred stock, and the exercise of warrants for 65,761 shares of common stock. During fiscal 2000, the Company's Series A preferred shareholders, converted 1,096,000 shares of Series A preferred stock into 3,579,928 shares of common stock in accordance with the conversion rights under the Series A preferred stock. Additionally, the Company received a $2,000,000 line of credit, of which $500,000 was borrowed during the three months ended March 31, 2000.

The Company's 10% Convertible Secured Debentures in the principal amount of $480,000 were due and payable on March 1, 1998. During the three months ended March 31, 2000, the debenture holders converted $455,000 and $139,356 in related accrued interest into 316,990 shares of company common stock. At March 31, 2000, only $25,000 of the debentures remained outstanding.

Due the Company's success in raising additional capital through the private placement of its securities, management has begun to implement its business plan, which includes securing the additional personnel needed to manage the marketing and advertising of its products, additional investment in research and development and the acquisition of strategic partners needed to grow the Company's revenues. During the quarter ended March 31, 2000, HealthWatch was hired a Chief Operating Officer with an expertise in the healthcare information technology industry to assist the Company's marketing and development of its products. In addition, the Company entered into a letter of intent to merge with Halis, Inc., an information technology company which has developed transaction processing application for the healthcare industry. HealthWatch and Halis have a long history with each other, as HealthWatch is the largest Halis shareholder and Paul W. Harrison is the President, Chief Executive Officer and Chairman of both companies. Management believes that securing the business contacts and application products of Halis, specifically the HES System, will provide HealthWatch with a key element needed to succeed in the development of its information technology business

                                    PART II.
                               OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine month period ended March 31, 2000, the Company issued a total of 3,579,928 shares of common stock upon conversion of 1,096,000 shares of the Series A Preferred Stock. During the nine month period ended March 31, 2000, the Company issued 1,757,403 shares of common stock, 892,707 of which was in lieu of services, 142,087 in connection with the PHE acquisition, 173,333 in exchange for shareholder loans and 142,858 in a private placement of securities. The Company also issued 4,000 shares of Series C Cumulative Preferred Stock in exchange for net proceeds of $375,000. Additionally, the Company issued 54,080 shares of Series D Cumulative Preferred Stock in exchange for net proceeds of $4,803,220. The Company issued the securities without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from the registration requirements of such Act contained in Section 4(2) thereof. All of the foregoing securities were acquired for investment purposes.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 1, 1998, $580,000 principal amount of the Company's 10% Secured Convertible Debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms and the Company obtained no further extension of the maturity date from the holders. During fiscal 1999, $100,000 in principal of the Debentures was paid to the holders thereof. The Debentures are convertible by the holders thereof into shares of common stock of the Company. In January and February 2000, the Debenture holders converted $455,000 of their Debentures and related accrued interest of $139,357 into 316,990 shares of common stock of the Company. As of March 31, 2000, only $25,000 of the Debentures remain outstanding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 21, 2000, the Company called a special meeting of the holders of the Company's Series P Preferred Stock. The purpose of the meeting was to consider and vote upon two amendments to the Certificate of Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. (the "Certificate of Designation"), two amendments to the Stockholders' Agent Agreement dated October 1, 1998, to ratify and consent to the issuance of the Series C 8% Convertible Preferred Stock and consent to the issuance of the Series D 8% Convertible Preferred Stock.

The first amendment to the Certificate of Designation changed the dividend rate on the Series P Preferred Stock from a rate of 12% that escalated to 24% per annum to a rate of 8% retroactive to the date of issuance. The second amendment changed the provision of the Certificate of Designation that provided that the dividends are payable in cash or shares of common stock at the option of the Series P stockholders to allow the dividends to be paid in cash or common stock at the option of the Company.

The first amendment to the Stockholders' Agent Agreement extended the Restriction Period from eighteen months to twenty- four months. The original Restriction Period ran from November 1, 1998 to April 30, 2000. The amended Restriction Period would run from November 1, 1998 to November 1, 2000. The second amendment to the Stockholders' Agent Agreement changed the limit on the number of shares that may be sold during the Restriction Period from 100,000 during any 30 day period to 20,000 during any 30 day period.

The four proposals to amend the Certificate of Designation and Stockholders' Agent Agreement were approved by a majority of the holders of Series P Preferred Stock in attendance at the meeting or represented by proxy at the meeting. A total of 62.565 votes were cast for the proposals and 2.1596 votes were cast against the proposals.

The proposals to ratify and consent to the issuance of the Series C 8% Convertible Preferred Stock and consent to the issuance of the Series D 8% Convertible Preferred Stock.were approved by a majority of the holders of Series P Preferred Stock in attendance at the meeting or represented by proxy at the meeting. A total of 65.4981 votes were cast for the proposals and 1.5055 votes were cast against the proposals and 1.0383 abstained from the vote.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report:

3.1  Articles of Incorporation, as amended, of the Company /1/

3.2  Bylaws, as amended, of the Company /2/

4.1  Specimen form of the Company's Common Stock certificate /2/

4.2  HealthWatch, Inc. Stock Option Plan of 1989 /3/

4.3  Form of Incentive Stock Option Agreement /3/

4.4  Form of Non-statutory Stock Option Agreement /3/

4.5  HealthWatch, Inc. Stock Option Plan of 1993 /4/

4.6  HealthWatch, Inc. Stock Option Plan of 1996 /5/

4.7  HealthWatch, Inc. 1995 Stock Grant and Salary Deferral Plan /5/

4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) /6/

4.9 Subscription and Purchase Agreement between HealthWatch, Inc. and Halis, Inc. /7/

4.10 Certificate of the Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. /10/

4.11 Certificate of the Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. /10/

10.1 Business Collaboration Agreement dated as of October 10, 1997 between the Company and Halis, Inc. /8/

10.2 License and Software Development Agreement dated as of October 10, 1997 between the Company and Merad Corporation /8/

10.3 Consulting Agreement dated as of October 10, 1997 among the Company, Paul Harrison Enterprises, Inc. and Paul Harrison /8/

10.5 Agreement and Plan of Merger dated as of September 30, 1998 among HealthWatch, Inc., Merad Software, Inc. and Paul Harrison Enterprises, Inc. /9/

99.2 Certificate of the Designation, Preferences, Rights and Limitations of the Series C 8% Convertible Preferred Stock of HealthWatch, Inc. /12/

99.3 Certificate of the Designation, Preferences, Rights and Limitations of the Series D 8% Convertible Preferred Stock of HealthWatch, Inc. /12/

99.4 Letter of Intent between HealthWatch, Inc. and Halis, Inc. dated March 8, 2000 /13/

27.1 Financial Data Schedule (for SEC use only).

(b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended March 31, 2000.

10.8 Press Release stating that HealthWatch, Inc. had raised net proceeds of approximately $4.8 Million from sale of its securities. /12/


/1/ Incorporated herein by reference to the Company's Annual Report, Form 10-K, for the year ended June 30, 1990, File No, 0-11476.

/2/ Incorporated herein by reference to Registration Statement, Form S-18 (File
    No. 2-85688D).

/3/ Incorporated herein by reference to Registration Statement S-2 (File No.
    33-42831).

/4/ Incorporated herein by reference to the Company's Annual Report Form 10-KSB, for the year ended June 30, 1994(File No. 0-11476).

/5/ Incorporated herein by reference to the Company's Annual Report Form 10-KSB, for the year ended June 30, 1996 (File No. 0-11476).

/6/ Incorporated herein by reference to Registration Statement SB-2 (File No. 33-73462).

/7/ Incorporated herein by reference to the Company's Annual Report Form 10-KSB, for the year ended June 30, 1997 (File No. 0-11476).

/8/ Incorporated herein by reference to the Company's Quarterly Report Form 10QSB, for the quarter ended December 31, 1997.

/9/ Incorporated herein by reference to the Company's Report, Form 8-K, dated October 1, 1998.

/10/ Incorporated herein by reference to the Company's Annual Report Form 10-KSB for the year ended June 30, 1998 (File No. 0-11476).

/11/ Incorporated herein by reference to the Company's Report, Form 8-K, dated
     December 28, 1999.

/12/ Incorporated herein by reference to the Company's Report, Form 8-K, dated
     March 21, 2000

/13/ Filed herewith.

                                  SIGNATURES

  In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: May 12, 2000                         HealthWatch, Inc.

                                           By: /s/ Paul W. Harrison
                                              --------------------------------
                                              Paul W. Harrison
                                              (Chairman, President and Chief
                                              Executive Officer)
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

Number                  Description
------                  -----------


3.1  Articles of Incorporation, as amended, of the Company /1/
3.2  Bylaws, as amended, of the Company /2/
4.1  Specimen form of the Company's Common Stock certificate /2/
4.2  HealthWatch, Inc. Stock Option Plan of 1989 /3/
4.3  Form of Incentive Stock Option Agreement /3/
4.4  Form of Non-statutory Stock Option Agreement /3/
4.5  HealthWatch, Inc. Stock Option Plan of 1993 /4/
4.6  HealthWatch, Inc. Stock Option Plan of 1996 /5/
4.7  HealthWatch, Inc. 1995 Stock Grant and Salary Deferral Plan /5/
4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) /6/
4.9 Subscription and Purchase Agreement between HealthWatch, Inc. and Halis, Inc. /7/
4.10 Certificate of the Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. /10/
4.11 Certificate of the Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. /10/
10.1 Business Collaboration Agreement dated as of October 10, 1997 between the Company and Halis, Inc. /8/
10.2 License and Software Development Agreement dated as of October 10, 1997 between the Company and Merad Corporation /8/
10.3 Consulting Agreement dated as of October 10, 1997 among the Company, Paul Harrison Enterprises, Inc. and Paul Harrison /8/
10.4 Consulting Agreement dated as of October 10, 1997 between the Company and Larry Fisher /8/
10.5 Agreement and Plan of Merger dated as of September 30, 1998 among HealthWatch, Inc., Merad Software, Inc. and Paul Harrison Enterprises, Inc. /9/
10.6 Letter of Intent between HealthWatch, Inc. and Halis, Inc. dated July 14, 1998 /10/
99.2 Certificate of the Designation, Preferences, Rights and Limitations of the Series C 8% Convertible Preferred Stock of HealthWatch, Inc. /12/
99.3 Certificate of the Designation, Preferences, Rights and Limitations of the Series D 8% Convertible Preferred Stock of HealthWatch, Inc. /12/
99.4 Letter of Intent between HealthWatch, Inc. and Halis, Inc. dated March 8, 2000 /13/
10.8 Press Release stating that HealthWatch, Inc. had raised net proceeds of approximately $4.8 Million from sale of its securities. /12/
27.1 Financial Data Schedule (for SEC use only).

/1/ Incorporated herein by reference to the Company's Annual Report, Form 10-K. for the year ended June 30, 1990, file No. 0-11476.

/2/ Incorporated herein by reference to Registration Statement, Form S-18 (File No. 2-85688D).

/3/ Incorporated herein by reference to Registration Statement S-2 (File No. 33-42831).

/4/ Incorporated herein by reference to the Company's Annual Report Form 10-KSB, for the year ended June 30, 1994 (File No. 0-11476).

/5/ Incorporated herein by reference to the Company's Annual Report Form 10-KSB, for the year ended June 30, 1996 (File No. 0-11476).

/6/ Incorporated herein by reference to Registration Statement SB-2 (File No. 33-73462).

/7/ Incorporated herein by reference to the Company's Annual Report Form 10-KSB, for the year ended June 30, 1997 (File No. 0-11476).

/8/ Incorporated herein by reference to the Company's Quarterly Report Form 10QSB, for the quarter ended December 31, 1997.

/9/ Incorporated herein by reference to the Company's Report, Form 8-K. dated October 1, 1998.

/10/ Incorporated herein by reference to the Company's Annual Report Form 10-
     KSB, for the year ended June 30, 1998 (File No. 0-11476).

/11/ Incorporated herein by reference to the Company's Report, Form 8-K, dated
     December 28, 1999.

/12/ Incorporated herein by reference to the Company's Report, Form 8-K, dated
     March 21, 2000

/13/ Filed herewith.