Form 10KSB40
period 2000-06-30
HEALTHWATCH INC
filed 2000-09-28
CIK 725627

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended                     Commission file number
         June 30, 2000                                   0-11476

                               HEALTHWATCH, INC.
            (Exact name of Registrant as specified in its charter)


             MINNESOTA                                  84-0916792
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


        3525 Piedmont Road
     Building Seven, Suite 300
         Atlanta, Georgia                                 30305
(Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:  (404) 262-0181

        Securities registered pursuant to section 12(b) of the Act: None

         Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $.05 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                           ---       ---

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          Revenues for the fiscal year ended June 30, 2000: $551,682.

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (approximately 1,982,000 shares, excluding shares of convertible preferred stock, options and warrants) on August 31, 2000 was approximately $3,964,000. The aggregate market value was computed by reference to the closing price on the Nasdaq SmallCap Market on August 31, 2000. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered to be affiliates of the Registrant on that date.

     The number of shares outstanding of the Registrant's Common Stock as of August 31, 2000 was 2,142,751 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
     None


Transitional Small Business Disclosure Format (check one):
                    Yes      No   X
                        ---      ---

                          __________________________


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     In addition to the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; future customer benefits attributable to the Company's products; developments in the Company's markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships; and future economic, business and regulatory conditions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-KSB. The Company's actual results could differ materially from the results discussed in the forward-looking statements.
Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Risk Factors" in Item 1 of this Form 10-KSB as well as the cautionary statements and other factors set forth elsewhere herein.

General Background

     References herein to "HealthWatch" or the "Company" include HealthWatch, Inc. and its consolidated subsidiaries and their predecessors unless the context indicates otherwise.

HealthWatch was incorporated in the state of Minnesota in 1983. HealthWatch is a healthcare information technology company operating as an Enterprise Applications Provider ("EAP") and an Application Service Provider ("ASP") for a variety of healthcare businesses. We offer and market an enterprise software solution, known as the Healthcare Enterprise System (the "HES System"), which is owned by Halis, Inc.("Halis"), an affiliated information technology company that is approximately twenty-five percent (25%) owned by HealthWatch. The HES System which uses proprietary technology to distribute, in a compressed digital format, one system that includes over 30 integrated applications for the management of a healthcare enterprise's resources, patient data, clinical data and finances. The HES System is capable of processing and tracking information for the entire healthcare cycle from the doctor visit, specialty clinic or hospital stay, to the laboratory tests, pharmacy prescriptions, home care, insurance payments and more. In both the EAP and ASP model, we expect to market, deliver and maintain the HES System primarily over the Internet. The HES System can be used by physician practices, outpatient clinics, hospitals, long-term care facilities, home health providers, health insurance payors and other healthcare entities.

     HealthWatch has been in business since 1983, but its information technology business is still relatively new. Prior to 1998, HealthWatch was primarily in the business of manufacturing and selling medical devices and related supplies. In 1998, it began to phase out the medical device business and focus its energies on developing an information technology business. HealthWatch still, however, continues to provide maintenance support to a number of customers who purchased medical devices in the past.

     HealthWatch acquired  Paul Harrison Enterprises,  Inc. ("PHE") on October
1, 1998.   PHE owned the MERAD technology, a sophisticated software application utility. MERAD utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in a virtually unlimited number of combinations to provide efficient applications that can be accessed and processed in both an Internet and Intranet environment. The acquisition of PHE also increased HealthWatch's ownership of Halis from approximately 5% to 18% of Halis' common stock. Subsequent acquisitions of additional Halis common stock through various private placements have increased HealthWatch's ownership interest to approximately 25%, thereby allowing HealthWatch to account for Halis using the equity method of accounting, which means that HealthWatch records its share of Halis' income or loss in period incurred.

     Prior to the PHE acquisition, HealthWatch was primarily in the medical products business. However, some of its products contained both hardware and software components. While the hardware components are classified more as a device, the completed medical equipment included an information technology component needed to analyze information and reports diagnostic results to users. This information technology software ran on device-oriented hardware regulated by the Federal Food and Drug Administration ("FDA"), whereas the Company's new software runs on computer-oriented hardware that does not fall under FDA regulations.

     During fiscal 1997, HealthWatch decided to expand its business to include healthcare information software products and services. The decision was based on HealthWatch's desire to improve margins for its medical products and to expand its product and service offerings in order to increase revenues and to return HealthWatch to profitability. In this regard, HealthWatch entered into a business collaboration agreement with Halis during fiscal year 1998, pursuant to which HealthWatch and Halis agreed to share sales prospects and HealthWatch was to develop a technology utility using MERAD that was designed to monitor, capture and manage medical information at the point of care.


The Technology

     MERAD is an Internet software application utility that uses artificial intelligence and a database approach to specify, store, process and manage software applications as flexible database programs rather than hard coded rigid programming code. This improved approach allows programs to be compressed at up to a 100:1 efficiency, which requires far less Internet bandwidth or computing power to process the program instructions. In addition to the additional processing speed, a program utilizing the MERAD technology will be easier to maintain and support because changes are made to a database table verses parsing through millions of lines of rigid computer code. HealthWatch believes that MERAD's ability to efficiently replace applications program code with end-user database applications represents a significant competitive advantage for the Company's products. The HES System was designed and built using the MERAD technology.

     The HES System incorporates advanced architecture and intelligent information processing algorithms that allow the healthcare industry's information processes (e.g., patient scheduling, medical billing, etc.) to be integrated into one program, eliminating the need for multiple and disparate systems by the various participants and facilities. The HES System is integrated-by-design and not "interfaced," thereby avoiding the need for outside enterprise application integration technology that is often invasive, time-consuming and requires custom coding which restricts flexibility and scalability. The HES Systems' technology solution addresses the need to eliminate fragmented and duplicate applications, which often cause information sharing and data integrity problems. The HES System also has the ability to coexist with legacy systems to share information.

     The HES System efficiently downloads applications over the Internet to a customer managed and operated environment or runs applications efficiently on the Internet for an outsourced solution. This technology also permits maintenance of the applications over the Internet, whether in a customer managed and operated environment or in an outsourced environment.

     HealthWatch's technology uses a special process to substantially compress and reuse functional logic to replace the need for numerous duplicate software programs. The HES System's intelligent algorithms send and receive data patterns as 5K application packets tuned for the Internet to represent processing instructions for one or more applications. HealthWatch believes its technology is the first to be used for building commercially available applications in a digital (compressed data) format for the Internet.

     HealthWatch's new generation of applications and services for storing, managing and processing information will be offered under two models: a customer-installed and customer-managed model and a "through the Internet" outsourced model. HealthWatch can provide both models because it can download the actual operating applications over the Internet, for customer-driven internal management of processing, and it can outsource the solution by providing the applications and services through a shared center and private Internet channel.

     In addition, HealthWatch software utilizes an integrated approach where a customer uses one program with integrated applications to process information. This approach is a shift from the traditional layered approach, which involves the inefficiencies of multiple separate programs with limited applications that inherently lead to duplicate information processing. If applications are designed and built separately, the information used (e.g., patient demographics) is also partially or completely duplicated for each application. Therefore, if applications are acquired or are built using different sources, the duplicated, layered effect applies both to the applications as well as to the information used. Conversely, if applications are designed and built together in an integrated manner, the information used, such as patient demographics, is only required once for all integrated applications.


HealthWatch's Growth Strategy

     HealthWatch's objective is to become a leading provider of web based applications to process and manage transactions for physician offices, hospitals, outpatient clinics and other healthcare providers. HealthWatch also intends to assist these entities in adapting to evolving communications and interactive technologies. HealthWatch's immediate growth strategy contemplates:

  . Marketing its already existing 50 applications via sales of customer-installed models and outsourced models, for periodic recurring revenue streams;

  . Developing and cross-selling additional applications to increase recurring revenue streams;

  . Establishing revenue sharing partnerships with companies that are operating successfully in the healthcare industry to co-brand and sell HealthWatch's products and services; and

  . Acquiring complementary healthcare information system companies and converting the customers of these acquired companies to the HES System.

     While HealthWatch would like to grow rapidly through internally generated revenues from its business model, HealthWatch realizes that it must also be prepared to selectively acquire complementary companies in order to more quickly gain market share and generate revenue growth.

     In implementing these strategies, HealthWatch can take advantage of its digital technology architecture that allows its applications to be easily downloaded and operated by customers. By using electronic sales and support instead of relying solely on the traditional direct salesperson and on site installation approach, HealthWatch can market, install and service its products at a lower cost with fewer resources.

     HealthWatch will operate as a centralized data center, with decentralized business sales and customer service units. The data center initially will be in Atlanta, with regional sales and customer service unit centers initially in Atlanta, Chicago and San Diego. Additional centers may be added to provide superior response times and backup capabilities for its mission-critical applications.

     Certain corporate functions such as research and development, marketing and finance will be handled at the centralized data center. HealthWatch believes that by combining a regional, decentralized sales and customer service approach with a centralized data center, it will better serve the needs and demands of its customers. In addition, the power of the Internet will support its goal to achieve economies of scale while performing nationwide, and perhaps, global mission-critical information transactions.


Marketing

     HealthWatch intends to market its products through use of a Web site, selected magazine advertising and high-profile trade shows to build brand awareness. HealthWatch makes an actual operating version of its products available to customers through an Internet download for use on a trial or pilot basis, which HealthWatch believes will provide a significant advantage in marketing its products. In addition, the integrated single system architecture of its products allows for efficient building, distributing and supporting numerous integrated applications.

     HealthWatch's EAP marketing strategy is to:

     . meet or exceed existing system requirements for availability, scalability, security and flexibility;

     .  accommodate data interfaces and integration;

     . support transactional integration, minimizing the need for custom coding; and

     . reduce reliance on proprietary, hard-coded business rules and workflows usually found in other systems.

     HealthWatch's ASP marketing strategy is to:

     . rapidly penetrate markets by offering access to and use of the HES System from a centralized offsite location via the Internet;

     . reduce up-front capital expenditures by employing a subscription based billing model (monthly fee based on number of users and number of applications accessible);

     . decrease the complexity and lengthy implementation usually involved with new application purchases; and

     . offer a low and predictable cost solution that is easy to use in terms of expenditures and information technology personnel.

     HealthWatch will focus its marketing efforts initially on the physician practice market and the outpatient clinic market. HealthWatch believes that these segments of the healthcare information system market have spent comparatively much less than hospitals and healthcare insurance payors on information technology. HealthWatch believes that recent movement toward the adoption of information systems in physician practices will accelerate with solutions now available, such as the HES System, that are accessible over the Internet and paid for in periodic payments, rather than requiring up-front capital expenditure or up-front license fees.

     Once HealthWatch makes progress in these two markets, one or more of the other healthcare market segments (hospitals, long term care facilities, home healthcare and healthcare insurance payors) will be targeted. According to research by the healthcare group at Frost & Sullivan entitled, "U.S. Physicians Practice Management System Markets," total market revenue for companies offering physician practice management systems have risen from $2.36 billion in 1998 to $2.66 billion 1999. This upward trend is projected to continue through 2005.

Sales

     HealthWatch will use the power of the Internet and its web site to create sales. It will offer actual operating (versus mock-up) trial versions of our solutions through the Internet. HealthWatch believes that access to the operating solutions will accelerate the required comfort levels of a larger audience (e.g. actual users in the target entity), who in turn will influence the decision makers to buy. In addition to using the Internet as a distribution strategy and channel, HealthWatch will also provide knowledgeable applications and services experts by phone to qualified prospects that need further information to make a decision. HealthWatch will also provide industry level experts and consultants to large accounts who need a face-to-face encounter in order to make final decisions.

     HealthWatch will also seek to establish revenue-sharing partnerships with other companies to co-brand and cross-sell HealthWatch's products and services. Because many of the potential partners will have already established a presence in the healthcare industry, HealthWatch believes that this could serve as a potentially strong distribution channel for its products and services.

     Another important channel that may be used for distribution is the acquisition of complementary companies and cross selling HealthWatch's applications and services to any acquired customers. In addition to helping increase top-line growth more rapidly, we believe that acquired customers are more likely to try an enhanced offering to what they already use rather than to switch to another company's products. HealthWatch's solutions can be more easily interfaced with existing applications of another vendor because it has an integrated data base, so a common interface is used to access multiple applications and because its database is independent of its applications, rather than embedded in applications, providing a simpler interface design.

     HealthWatch's sales will be driven by a recurring revenue formula that is based on periodic fees or per transaction fees. These recurring periodic fees will be charged and paid based on the usage of its applications. HealthWatch will also offer additional services, such as online billing, using the power of the Internet.

     HealthWatch has tested the sales channel of downloading its actual operating applications, to prospective customers. The results reflect typical buying trends, with the risk-takers being very receptive and the mainstream and late adopters somewhat reluctant to respond. HealthWatch believes that this sales channel will evolve and become effective as its products and services become more well-known as "mainstream" solutions.


Customer Services

     HealthWatch will provide customer service at three levels. The first level is through our Web site, the second level connects by e-mail or telephone to a general representative to answer basic questions and the third level schedules time with a specialist by e-mail, telephone or on site visit, if necessary, for a consultation. HealthWatch's Web site will use multimedia presentations to explain all aspects of our applications and services, including answers to commonly asked questions. HealthWatch expects the Web site to serve as a valuable front-line support and training tool to reduce the need for human intervention to answer repetitive questions that can easily be resolved with some minimal research and interaction with its Web site.

     As a second level of support, general customer service representatives will be available to answer common and recurring questions that require human intervention. These representatives will direct and guide customers to resolve their issues and educate them on how to resolve these issues in the future.

     The third level of support will be a personal consultation by a systems specialist. A specialist will be used to resolve unique technical issues for the customer or to escalate high priority issues which were not resolved by the general customer service representatives.

     Due to the high quality of HealthWatch's product and the ability to integrate its technology and application services into its customer's operations, HealthWatch's online support and planned on-line interactive multi-media training, management believes that HealthWatch will experience lower customer service and operating costs than normally experienced in the industry. These lower costs should result in a positive effect on profitability.


Competition

     HealthWatch's products target physicians, hospitals, clinics, pharmacies, laboratories, long-term care facilities, home health organizations, health insurance companies and other healthcare entities. These markets are intensely competitive and characterized by rapid technological change. Its competitors are diverse and offer a variety of solutions directed at various segments of the healthcare industry. HealthWatch believes there are hundreds of application software vendors that provide products that compete with the HES System. HealthWatch believes the top ten competitors include Healtheon/Web MD Corporation, McKesson HBOC, Synetic Corporation/Medical Manager/CareInsite, Cerner Corporation, Shared Medical Systems, Eclipsys Corporation, MedicaLogic, E-MedSoft and Avio. In addition, its products face competition from:

   . internal development efforts by a prospective customer's information technology departments;

   . independent healthcare application companies which have developed or are attempting to develop software that competes with HealthWatch software solutions; and

   . other business application software vendors which may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of healthcare applications software.

     HealthWatch believes it can quickly distinguish itself from the viable competitors in the healthcare information systems industry. Currently, its competitors are focused on particular segments of the market, with particular types of technology and, often with specific applications or a variety of interfaced applications. The three main traditional market focuses are listed below:

   . Market segments, which include physician practices, clinics, pharmacies, laboratories, home healthcare, long-term care, hospitals, payors and consumers (patients) and sub-categories of these segments (e.g. inpatient radiology);

   . Technology types, which can be categorized as either traditional customer managed/operated or as outsourced; and

   . Specific applications or functionality, including scheduling, registration, billing, medical records, etc.

     HealthWatch believes it has a dynamic and comprehensive solution that can handle all participants and market segments and can be offered in either an outsourced or a customer managed and operated model. HealthWatch believes its competition has not embraced a comprehensive, standardized approach and has remained with fragmented, duplicative information solutions. It expects that technology competitors will eventually offer Internet solutions. However, HealthWatch believes that these competitors will add front web layers (web pages) to their current information systems until they can build and deliver new Internet technology. If true, this should allow HealthWatch's comprehensive web designed solution to retain its first to market advantage.

     HealthWatch plans to distinguish itself from competitors by focusing on the HES System's unique architecture process to integrate-by-design all of the applications needed in a market segment (i.e., physician practices) into one complete application. The HES System was designed with ease of use in mind, keeping a particular focus on the speed of the processing and the costs to produce, update and support one Internet based application, as opposed to several.

     To the extent competitors develop or acquire systems with functionality comparable or superior to HealthWatch's products, if they have a significant installed customer base, long-standing customer relationships and an ability to offer a broad solution, they could have a significant competitive advantage over HealthWatch. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect our business, results of operations and financial condition. Many of HealthWatch's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed customer base than it does. In order to be successful in the future, HealthWatch must continue to respond promptly and effectively to technological change and competitors' innovations. HealthWatch's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than HealthWatch.

     The principal competitive factors affecting the market for HealthWatch's products include vendor and product reputation, product architecture, functionality and features, costs, ease and speed of implementation, return on investment, product quality, price, performance and level of support. There can be no assurance that HealthWatch will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon HealthWatch's business, results of operation and financial condition.

Proprietary Rights and Licenses

     HealthWatch's success and ability to compete is dependent in part upon its proprietary technology. To protect its proprietary technology, HealthWatch relies on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. HealthWatch presently has no patents or patent applications pending. The source code for HealthWatch's proprietary software is protected both as a trade secret and as a copyrighted work. HealthWatch generally enters into confidentiality or license agreements with its employees, consultants and customers, and generally controls access to and distribution of its software, documentation and other proprietary information.

     HealthWatch provides its software products to customers under non-exclusive license agreements. As is customary in the software industry, in order to protect its intellectual property rights, HealthWatch does not sell or transfer title to its products to its customers. Although its license agreements place restrictions on the use by the customer of HealthWatch's products, there can be no assurance that unauthorized use of HealthWatch's products will not occur. In addition, HealthWatch has licensed its MERAD software to Halis under a perpetual license agreement and HealthWatch and Halis operate under a business collaboration agreement which provides, among other things, a license for HealthWatch and Halis to use the other company's technology in exchange for a 60/40 percent sharing of revenues (i.e., the selling company receives 60% and the company owning the technology receives 40%) from sales of products or services incorporating the other company's technology.

     Despite the measures taken by HealthWatch to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of HealthWatch's products or to obtain and use information that HealthWatch regards as proprietary. Policing unauthorized use of the Company's products is difficult. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

     In the future, HealthWatch may be subject to claims of intellectual property infringement as the number of products and competitors in HealthWatch's industry segment grows and the functionality of products in different industry segments overlap. Although HealthWatch is not aware that any of its products infringes upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by HealthWatch with respect to current or future products. In addition, HealthWatch may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of HealthWatch's proprietary rights. Any such claims against HealthWatch, with or without merit, as well as claims initiated by HealthWatch against third parties, can be time consuming and expensive to defend, prosecute or resolve. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject HealthWatch to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require a substantial amount of attention from management, require disputed rights to be licensed from others or require HealthWatch to cease the marketing or use of certain products, any of which would have a material adverse effect on HealthWatch's business, operating results and financial condition. To the extent HealthWatch desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to HealthWatch, if at all.


Product Development

     The Company spent approximately $354,500 in the year ended June 30, 2000 and $287,000 in the year ended June 30, 1999 for the research and development of its products, including capitalized cost. To reduce product development time and expense, when appropriate, the Company has incorporated into its products certain software licensed to it by other software developers.


Employees

  As of June 30, 2000, HealthWatch had 8 full-time employees. In addition, HealthWatch shares a number of administrative and finance personnel with Halis. None of HealthWatch's employees is represented by a labor union or is subject to a collective bargaining agreement. HealthWatch believes its employee relations are good.


Recent Developments

     On June 29, 2000, the Company entered into an Agreement and Plan of Merger with Halis, Inc., a Georgia corporation ("Halis"). Halis is engaged in the business of providing information technology applications and services to the healthcare industry. Halis is currently traded on the OTC Bulletin Board under the trading symbol "HLIS.OB." HealthWatch is currently the single largest shareholder of Halis, owning 15,763,655 shares (approximately 25%) of Halis' issued and outstanding common stock, and has an option that expires on September 29, 2000 to purchase up to an additional 25,000,000 shares at $.20 per share.
As such, HealthWatch accounts for its investment in Halis under the equity method, meaning it records its pro rata share of Halis' income or loss in the current period. The merger agreement followed the execution by the Company and Halis of a letter of intent, dated March 8, 2000. Under the merger agreement, subject to a number of conditions described below, Halis will merge with and into a wholly-owned subsidiary of the Company in a tax-free merger and reorganization. At the time the merger is consummated:

     . The Company will issue approximately 2,300,000 registered shares of its common stock in exchange for all of the outstanding shares of capital stock of Halis (an exchange ratio of one share of HealthWatch common stock for twenty shares of Halis common stock). The holders of other convertible securities(i.e., warrants and options) of Halis, Inc. will receive convertible securities of the Company having similar terms and conditions.

     . All of the directors and executive officers of the Company will continue to serve in their current capacity until their resignation or removal in accordance with the HealthWatch's By-laws and Articles of Incorporation.

     . The merger cannot be consummated without the approval of the holders of a majority of the outstanding voting stock of the Company and Halis. In addition, there are several other conditions which must be fulfilled or waived prior to the closing of the merger.

     If either company terminates or withdraws from the merger agreement without the consent of the other party, then under certain conditions, they may be liable to the non-terminating party for $500,000 in liquidated damages. The merger agreement will automatically terminate on September 30, 2000, if the merger has not closed by that date. Based on the conditions required for closing under the merger agreement, the parties will not be able to close on or before September 30, 2000. HealthWatch and Halis are currently negotiating to extend the termination date in the merger agreement to provide additional time to close the transaction. HealthWatch expects the merger to close during the last quarter of calendar year 2000. However, there can be no assurances that the merger agreement will be amended to extend the termination date, and even if the termination date is extended, there can be no assurances that the parties will be able to satisfy the conditions to closing the merger.

     Consolidated Financial Statements for Halis, Inc for the fiscal year ended December 31, 1999 and the six months ended June 30, 2000 are included in Item 7 of this report. In addition, unaudited pro forma condensed consolidated financial statements are also included in the HealthWatch financial statement contained in Item 7 of this report. The unaudited pro forma condensed consolidated financial statements assume that the merger took place on July 1, 1999.


Significant Changes in The Company's Capitalization


     On December 8, 1999, the Company's Board of Directors authorized an amendment to its articles of incorporation to effect a five-for-one reverse stock split of the Company's capital stock. Pursuant to the reverse stock split, each share of the Company's capital stock outstanding on December 21, 1999 was converted into 0.20 of a share, rounded up or down to the nearest whole share. Unless otherwise noted, all references to the Company's common stock contained in this report give effect to the reverse stock split.

     On December 23, 1999, the Company's Board of Directors authorized the designation of 4,500 shares of its preferred stock as Series C 8% Convertible Preferred Stock ("Series C Preferred Stock"). In connection therewith, the Company filed with the Minnesota Secretary of State a Certificate of Designation, Preferences and Rights of Series C 8% Convertible Preferred Stock that sets forth the voting powers, designation, preferences, qualifications, limitations and restrictions of the Series C Preferred Stock. As of June 30, 2000, there were 4,000 shares of the

Series C Preferred Stock issued and outstanding.

     On February 7, 2000, the Company's Board of Directors authorized the designation of 300,000 shares of its preferred stock as Series D 8% Convertible Preferred Stock ("Series D Preferred Stock"). In connection therewith, the Company filed with the Minnesota Secretary of State a Certificate of Designation, Preferences and Rights of Series D 8% Convertible Preferred Stock that sets forth the voting powers, designation, preferences, qualifications, limitations and restrictions of the Series D Preferred Stock. As of June 30, 2000, there were 74,130 shares of the Series D Preferred Stock issued and outstanding.


                                  RISK FACTORS

     We have included certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-KSB. We may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-KSB.

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following sections list some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended June 30, 2000 and 1999 contained elsewhere in this Form 10-KSB.

We Rely on a Limited Number of Products and Are Dependent on Market Acceptance of Such Products.

     Our software utilizes a new technology. Achieving market acceptance for our products will require substantial marketing efforts and expenditures to inform potential customers of the distinctive characteristics and benefits of these products. Since we have limited financial and other resources to undertake extensive independent marketing activities, there can be no assurance we will be able to successfully market our products.

     In addition, we are planning for a large segment of our customers to outsource our solutions by accessing the applications and services through a shared data center and private Internet channel. We cannot guarantee that participants in the healthcare industry will accept an Internet outsourced solution as a replacement for traditional sources of these services. Market acceptance of our outsourced solution will depend upon continued growth in the use of the Internet generally and, in particular, as a source of services for the healthcare industry. The acceptance of the Internet for storing, managing and processing information by healthcare professionals will require a broad acceptance of new methods of conducting business and exchanging information. Our future financial success will depend upon our ability to attract and retain healthcare providers as customers. Our failure to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.


We Have Only a Limited Operating History That You May Use to Assess Our Future Prospects.

     HealthWatch is still transitioning from being a medical device manufacturing company to an information technology company. We have generated extremely limited revenues with our information technology business. Our revenue and income potential are unproven and our business model is constantly evolving. We have limited experience addressing challenges frequently encountered by early-stage companies in the software and related services industry. You should evaluate our business in light of the risks and difficulties frequently encountered by early stage companies engaged in such commerce. These risks include:

     . uncertain market acceptance of our products and services and our dependence on interacting with our customers through a venue with only limited market acceptance;
     .  lack of sufficient capital;
     . our ability to develop and upgrade our infrastructure, including internal controls, transaction processing capacity, data storage and retrieval systems and web site;
     .  our dependence upon and need to hire key personnel;
     .  our ability to respond to competition;
     .  our need to manage changing operations;
     .  our reliance upon the Internet;
     .  our reliance upon general economic conditions;
     .  regulatory risks associated with our business;
     . ability to convert customers of businesses we acquire to on-line systems; and
     .  ability to consummate acquisitions;

     We may not be successful in addressing these risks, and our business strategy may not be successful. As a result of our limited operating history, our plan for growth, in particular through sales partnerships and acquisitions, and the competitive nature of the markets in which we compete, our historical financial data is of limited value in anticipating future performance. We cannot assure you that we will be able to expand our customer base through acquisitions, or otherwise, and be able to attract customers.


We Have a History of Operating Losses and Expect Losses to Continue in the near Future.

     We have not achieved profitability and we cannot be certain that we will realize sufficient revenue to achieve profitability. HealthWatch incurred a net loss of $2,189,260 in the year ended June 30, 1997, a net loss of $4,084,474 in the year ended June 30, 1998, a net loss of $1,748,931 in the year ended June 30, 1999 and a net loss of $3,054,695 in the year ended June 30, 2000. As of June 30, 2000, HealthWatch had an accumulated deficit of $23,041,022. We plan to increase operating expenses to expand our sales and marketing operations, broaden our customer support capabilities and continue to build our operational infrastructure. If growth in our revenues does not outpace the increase in these expenses, we may not achieve or sustain profitability. We expect that we will continue to lose money in the near future. Obviously no guaranty of success can be made and we may need an infusion of cash during fiscal 2001 in order for us to make significant inroads in our business plan.


The Expected Fluctuations of Our Operating Results Could Cause Our Stock Price to fluctuate.

     We expect that our operating results may fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We base our operating expenses on anticipated revenue growth and our operating expenses are relatively fixed in the short term. The implementation and utilization of our products involves a commitment of resources and recurring expense by us and our customers. We may expend substantial funds and management resources during the sales cycle and fail to make sufficient sales. Accordingly, our results of operations for a particular period may be adversely affected if the sales forecasted for that period are delayed or do not occur. As a result, if our revenues are lower than we expect in some future period, our operating results may be below the expectations of market analysts or investors. If this occurs, the price of our common stock would likely decrease.

     Our operating results may also fluctuate in the future due to a variety of other factors, including:

     . the overall level of demand for Internet services by consumers and businesses and the demand for our products, product enhancements and services in particular;
     .  spending patterns and budgetary resources of the healthcare industry;
     . technical difficulties, system downtime, system failures or reductions in service levels;
     .  the timing of upgrades to our computer hardware infrastructure;
     .  increases in operating costs beyond anticipated levels;
     . the timing of customer product implementations or our failure to timely complete scheduled product implementations; and
     .  governmental actions affecting Internet operations or content.

Substantial Control Will Remain with Our Management and Major Stockholders and this Could Delay or Prevent a Change of Control.

     As of June 30, 2000, our executive officers, directors and 5% stockholders together beneficially owned approximately 38.4% of HealthWatch's outstanding common stock. These stockholders, if they vote together, will retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, our Series C and D 8% Convertible Preferred Stock is held by a limited number of investors who have the right to vote on all matters submitted to common stockholders. As of June 30, 2000, the holders of our Series C and D 8% Convertible Preferred Stock controlled approximately 52% of the total voting power of the Company (excluding any unexercised options of warrants). This concentration of ownership might also have the effect of delaying or preventing a change in control.


Failure to Complete the Halis Merger Could Negatively Impact Our Stock Price, Future Business and Operations.

     As discussed elsewhere in this Form 10-KSB, we have entered into an agreement to purchase Halis through a merger transaction. If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

     . the price of our common stock may decline to the extent that the relevant current market price reflects a market assumption that the merger will be completed;

     . costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed; and

     . the companies are dependent on each others technology and potential customers may resist using either or both companies' products due to such reliance.

     In addition, Halis' and/or HealthWatch's customers and strategic partners, in response to the announcement of the merger, may delay or defer decisions concerning the relevant company. Any delay or deferral in those decisions by customers, strategic partners or suppliers could have a material adverse effect on business of the relevant company, regardless of whether the merger is ultimately completed. Similarly, current and prospective Halis and/or HealthWatch employees may experience uncertainty about their future roles with HealthWatch until HealthWatch's strategies with regard to Halis are announced or executed. This may adversely affect Halis' and/or HealthWatch's ability to attract and retain key management, sales, marketing and technical personnel.

We Hope to Grow Rapidly, and the Failure to Manage Our Growth Could Adversely Affect Our Business.

     As we continue to increase the scope of our operations, we may not have an effective planning and management process in place to implement our business plan successfully. This growth may strain our management systems and resources. We anticipate the need to continue to improve our financial and managerial controls and our reporting systems. In addition, we will need to expand, train and manage our growing work force. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to manage and integrate our expanding operations effectively.


To Grow Our Business, We May Acquire Other Companies and Raise Capital by Issuing Shares of Our Stock, Which May Subject Us to Additional Risks and Will Dilute Your Ownership.

     Our business plan contemplates that we may pursue strategic acquisitions necessary to gain market share. The integration of acquired companies involves a number of special risks. In addition, we may also sell additional shares of our stock to raise money for expanding operations. We cannot guarantee that we will be able to identify and acquire suitable candidates on acceptable terms.
We also cannot promise that we will be able to arrange adequate financing,
complete any transaction or successfully integrate the acquired business.   In
addition, HealthWatch may incur debt to finance future acquisitions which would result in additional interest expenses and decrease net income. Alternatively or in addition to debt financing, HealthWatch may issue securities in connection with future acquisitions which would dilute the ownership of the current stockholders. To the extent HealthWatch is unable to successfully complete and integrate strategic acquisitions in a timely manner, its growth strategies could be adversely affected.


We Need to Expand our Sales and Customer Support Infrastructure.

     Our ability to expand our business will depend in part on recruiting and training additional sales and customer support personnel. Competition for qualified personnel in these areas is intense. We may not be able to successfully expand our sales force, which would limit our ability to expand our customer base. We may be unable to hire highly trained customer support personnel, which would make it difficult for us to meet customer demands. As a result, any difficulties we may have in expanding our sales and marketing or customer support organizations will have a negative impact on our ability to successfully capitalize on any acquisitions we may complete.

Future Regulation of the Internet Could Affect our Operations.

     Laws and regulations that apply to the Internet may become more prevalent in the future. The laws governing the Internet remain largely unsettled. There is no single governmental body overseeing our industry, and many state laws that have been enacted in recent years have different and sometimes inconsistent application to our business.

     New laws could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a commercial medium. In addition, existing laws such as those governing intellectual property and privacy may be interpreted to apply to the Internet. The growth and development of the market for on-line commerce may prompt calls for more stringent consumer protection laws, especially as to privacy. The governments of foreign countries may also attempt to regulate electronic commerce. In the event that the federal government, state governments, foreign governments or other governmental authorities adopt or modify laws or regulations relating to the Internet, our business, results of operations and financial condition could be materially and adversely affected.

     In 1998, the United States government enacted a three-year moratorium prohibiting states and local governments from imposing new taxes on electronic commerce transactions. Upon expiration of this moratorium, if it is not extended, states or other governments might levy sales or use taxes on electronic commerce transactions. An increase in the taxation of electronic commerce transactions might also make the Internet less attractive for consumers and businesses.


The United States Healthcare Environment Is Constantly Changing Which Could Adversely Affect Our Business.

     In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical/surgical supply distributors and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these changes may have a material adverse effect on the combined company's results of operations, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing the delivery or pricing of healthcare services or mandated benefits.


Governmental Regulation of Healthcare Privacy Issues May Result in Additional Expenditures and Adversely Affect Our Business.

     The Federal Trade Commission and state governmental bodies have been investigating the confidentiality and privacy policies and practices of healthcare Internet companies and Internet companies in general, and may impose regulations. In addition, proposed privacy standards for the handling of individually identifiable health information that is transmitted or stored electronically were issued by the Department of Health and Human Services on November 3, 1999 and it will be necessary for our platform and for the applications that we provide to be in compliance with the final regulations. Finally, industry groups are also proposing various privacy and ethics standards in an effort to maintain self-regulation. We will likely incur additional expenses regarding privacy practices and policies. Any such policies and practices, whether self-imposed or imposed by government regulation could affect the way in which we are allowed to conduct our business, especially those aspects that involve the collection, use and access to personal information and medical records, and could have a material adverse effect on our business, results of operations and financial condition.

The Health Care Industry Is Subject to Extensive Government Regulation.

     Participants in the healthcare industry are subject to extensive and frequently changing regulation at the federal, state and local levels. Some of the laws and regulations relate to payment and other relationships with third party billing and collection agents as well as regulating computer software intended for use in the healthcare setting. The impact of regulatory developments in the healthcare industry is complex and difficult to predict. We cannot assure you that we will not be materially adversely affected by existing or new regulatory requirements or interpretations. These requirements or interpretations could also limit the effectiveness of the use of the Internet for the methods of healthcare e-commerce we are developing or even prohibit the sale of a subject product or service. Healthcare service providers, payors and plans are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us. Laws regulating health insurance, health maintenance organizations and similar organizations, as well as employee benefit plans, cover a broad array of subjects, including confidentiality, financial relationships with vendors, mandated benefits, grievance and appeal procedures, and others. State and federal laws have also implemented so-called "fraud and abuse" rules that specifically restrict or prohibit certain types of financial relationships between us or our customers and healthcare service providers, including physicians and pharmacies. Laws governing healthcare providers, payors and plans are often not uniform between states, and could require us to undertake the expense and difficulty of tailoring our business procedures, information systems or financial relationships in order for our customers to be in compliance with applicable laws and regulations. Compliance with such laws could also interfere with the scope of our services, or make them less cost-effective for our customers.


There Is No Assurance That a Public Market for Our Common Stock Will Continue to Develop.

     There has only been a limited public market for our common stock. We cannot predict the extent to which investor interest in our common stock will lead to the development of a trading market or how liquid that market might become, especially if a large number of shares are introduced into the market upon conversion of the shares of our existing preferred stock.

We Are Listed on the Nasdaq SmallCap Market Which Can Be a Volatile Market.

     Our common stock is quoted on the Nasdaq SmallCap Market. You may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and volume. The market price of our common stock could fluctuate widely in response to the following particular factors:

     .  actual or anticipated variations in operating results;

     . announcements by us or our competitors of new products, significant contracts, acquisition or relationships;

     .  additions or departures of key personnel;

     . future equity or debt offerings or our announcements of these offerings; and

     .  economic well being of the healthcare industry.

     In addition, the stock market as a whole has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been highly volatile. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results. Our stockholders may not be able to sell their shares at or above the current Nasdaq SmallCap Market price. Our results of operations during future fiscal periods might fail to meet the expectations of stock market analysts and investors. This failure could lead the market price of our common stock to decline and cause us to become the subject of securities class action lawsuits.


We Have Been the Subject of Delisting Proceedings Relating to the Nasdaq SmallCap Market in the Past and No Assurance Can Be Given That We Will Be Able to Maintain Our Listing in the Future.

     Our failure to continue to meet all of the Nasdaq's requirements for continued listing, compliance with which will be in part reliant on our ability to improve our business, increase revenues and improve our earnings, could result in delisting. Delisting from the Nasdaq SmallCap Market could impact our stock price as well as make the development of a public market for our common stock less likely.


We Do Not Intend to Pay Future Cash Dividends.

     We currently do not anticipate paying cash dividends on our common stock at any time in the near future. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. We may never pay cash dividends or distributions on our common stock.


We have Broad Discretion in the Issuance of Additional Preferred Stock.

     We are authorized to issue additional preferred stock. Preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors, without further action by common stockholders (although in certain instances, existing preferred stockholders must consent to the issuance of new classes of preferred stock having rights senior to those of existing preferred stockholders), and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any series of preferred stock could affect the rights of the holders of common stock, and therefore, reduce the value of the common stock and make it less likely that holders of common stock would receive a premium for the sale of their common stock. Currently, our Articles of Incorporation authorize the issuance of one million shares of Preferred Stock. Presently there are 5,000 shares of 6% Series A Preferred Stock outstanding, 4,000 shares of Series C 8% Convertible Preferred Stock outstanding, 74,130 shares of Series D 8% Convertible Preferred Stock outstanding and 66,886 shares of Series P Preferred Stock outstanding.


We Depend on the Efficient Operation of the Internet, Other Networks and Systems of Third Parties; If They Do Not Operate Efficiently, We Will Not Be Able to Effectively Provide Our Products and Services.

     We depend on the efficient operation of network connections from our customers and their data processing vendors to our systems. Further, portions of our revenue are dependent on continued usage by end-users of Internet services and their connections to the Internet. Each of these connections, in turn, depends on the efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or have experienced outages. Any operational problems or outages in these systems would cause us to be unable to provide a real time connection to these systems and we would be unable to process transactions for end-users, resulting in decreased revenues. In addition, any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with our products and services and harm our sales.


Competition from Third Parties Could Reduce or Eliminate Demand for Our Products and Services.

     The market for Internet services is highly competitive, and we expect that competition will intensify in the future. We may not be able to compete successfully against our current or future competitors and, accordingly, we cannot be certain that we will be able to expand the number of our customers and end-users, or retain our current customers or third-party service providers. Many of our current and potential competitors have longer operating histories and may be in a better position to produce and market their services due to their greater financial, technical, marketing and other resources, as well as their significantly greater name recognition and larger installed bases of customers.


Security Breaches Could Damage Our Reputation and Business.

     Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We transmit confidential information in providing our services. Users of

Internet and other electronic commerce services are concerned about the security of transmissions over public networks. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. A material security breach affecting us could damage our reputation, deter healthcare providers from purchasing our products or result in liability to us. Further, any material security breach affecting our competitors could affect perception in the marketplace of Internet services in general and have the same effects.

     Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. Any well-publicized compromise of security could deter people from using the Internet or using us to conduct transactions that involve transmitting confidential information. We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by security breaches. Although we intend to continue to implement security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing web sites that deliver our services, any of which could harm our business. Our failure to respond to rapid change in the market for Internet services could cause us to lose revenue and harm our business.


Newly Introduced Products May Contain Undetected or Unresolved Defects.

     Any new or enhanced products we introduce may contain undetected or unresolved software or hardware defects when they are first introduced or as new versions are released. In the past, we have discovered errors in our products and it is possible that design defects will occur in new products. These defects could result in a loss of sales and additional costs, as well as damage to our reputation and the loss of relationships with our customers.


The Demand for Our Products and Services Could Be Negatively Affected by Reduced Growth of Commerce over the Internet or Delays in the Development of the Internet Infrastructure

     Our future success depends heavily on the Internet being accepted and widely used for commerce. If Internet commerce does not continue to grow or grows more slowly than expected, our business would suffer. There are a number of reasons that consumers and businesses may reject the Internet as a viable commercial medium in general, or as a suitable vehicle for healthcare transactions in particular. These reasons include potentially inadequate network infrastructure, security concerns, slow development of enabling technologies, reliability and quality problems, and issues relating to ease and cost of access. In particular, the Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and data transmission capacity requirements. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.


Failure to Attract and Retain Experienced Personnel and Senior Management Could Harm Our Ability to Grow.

     We believe that our future success will depend in large part upon our continued ability to identify, hire, retain and motivate highly skilled employees, who are in great demand. In particular, we believe that we must expand our research and development, marketing, sales and customer support capabilities in order to effectively serve the evolving needs of our present and future customers. Competition for these employees is intense and we may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. In addition, our success depends on the continuing contributions of our senior management and technical personnel, all of whom would be difficult to replace. The loss of any one of them could adversely affect our ability to execute our business strategy. Most of our employees, including Paul W. Harrison, are not currently bound by an employment agreement and we do not yet have "key person" life insurance policies covering any of our employees.


Our Limited Ability to Protect Our Proprietary Technology May Adversely Affect Our Ability to Compete, and We May Be Found to Infringe on the Proprietary Rights of Others, Which Could Harm Our Business.

     Our future success and ability to compete depends in part upon our proprietary technology. None of our technology is currently patented. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information. We cannot assure that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Monitoring unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

     We are also subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. Third parties may assert infringement claims in the future with respect to our current or future products. Any assertion, regardless of its merit, could require us to pay damages or settlement amounts and could require us to develop non-infringing technology or pay for a license for the technology that is the subject of the asserted infringement. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of our management resources could adversely affect our results of operations. We also cannot assure that any licenses for technology necessary for our business will be available or that, if available, these licenses can be obtained on commercially reasonable terms.


ITEM 2.  FACILITIES

     HealthWatch's corporate offices are currently located at 3525 Piedmont
Road, Building Seven, Suite 300, Atlanta, Georgia 30305.   Because HealthWatch
is considering relocating its corporate offices to other office space in Atlanta, Georgia, this space is leased on month-to-month terms. A portion of this space is used by Halis under a cost sharing arrangement. Additionally, HealthWatch leases office and warehouse space in Vista, California, under a lease that began in January 1999 and continues for a period three years. The annual lease payments under this lease are $49,200 and escalate at a rate of 4% each year.


ITEM 3.  LEGAL PROCEEDINGS

     HealthWatch is not a party to any material legal proceeding. From time to time, HealthWatch is involved in various routine legal proceedings incidental to the conduct of its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders during the forth quarter of the Company's recently completed fiscal year.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The number of record holders of HealthWatch's common stock on August 31, 2000 was 469. The high and low sale prices as reported on the Nasdaq SmallCap Market are shown in the table below (adjusted to reflect the one-for-five reverse stock split effective December 1999). These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions.

     QUARTER ENDED                HIGH   LOW
     -------------                ----   ---

     1998
          September 30          $ 6.60  $3.15
          December 31             5.15   1.88
     1999
          March 31               10.90   1.70
          June 30                11.10   4.05
          September 30            5.15   1.88
          December 31             5.90   1.55
     2000
          March 31                9.06   2.00
          June 30                 4.75   1.31

     The Company has never paid a cash dividend on its common stock. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition. The Company's outstanding preferred stock restrict the Company's ability to pay dividends on the common stock until all dividends on the preferred stock have been paid.


Fiscal Year 2000 Stock Issuances

     On September 30, 1999 Sanford Schwartz, a then director of the Company, was issued 17,894 shares of common stock in lieu of consulting fees valued at $50,326 owed to him or his affiliated company for services provided to the Company. Also on September 30, 1999, 10,000 shares of common stock was issued to Richard Case, a then director of the Company, in lieu of consulting fees valued at $20,300 due to Mr. Case for consulting services provided to the Company.

     In December 1999, HealthWatch retained Commonwealth Associates, LP, an investment banking firm located in New York, to assist it in raising capital needed for ongoing working capital and implementation of HealthWatch's business plan.

     In December 1999 and February 2000, HealthWatch completed a $400,000 equity bridge financing (the "Bridge Financing") pursuant to which affiliates of the Commonwealth Associates purchased an aggregate of 4,000 shares of HealthWatch's Series C Preferred Stock (convertible into HealthWatch common stock at a price of $1.875 per share) and received five-year warrants (the "Bridge Warrants") to purchase an aggregate of 666,669 shares of HealthWatch common stock at an exercise price of $1.875 per share.

     In February 2000, an affiliate of Commonwealth Associates agreed to make a $2,000,000 line of credit available to HealthWatch through one of its affiliates (the "Line of Credit"). The Line of Credit was secured by all assets of the Company. Funds advanced pursuant to the Line of Credit carried an interest rate of 8% per annum, payable at maturity. The maturity date was set at the earlier of (i) 12 months from the date of issuance, (ii) upon the Company raising a minimum of $5,000,000 from any debt or equity placement or (iii) upon a merger or combination of the Company or the sale of all or substantially all of the assets of the Company. In February 2000, HealthWatch received advances of $500,000 under the Line of Credit which were repaid in full in May 2000. HealthWatch issued the lender five-year warrants to purchase 1,000,000 shares of HealthWatch common stock (the "Line of Credit Warrants") exercisable at $3.50 per share subject to adjustment upward under certain circumstances.

     In March 2000, HealthWatch began an offering of its Series D 8% Convertible Preferred Stock. The offering consisted of units comprised of (i) 1,000 shares of its Series D 8% Convertible Preferred Stock (the "Series D Preferred Stock") and (ii) five-year warrants to purchase an amount equal to 25% of the shares of HealthWatch common stock into which the Series D Preferred Stock are initially convertible (28,571 shares of common stock per unit). 50 units (the "Minimum Offering") were offered on a "best efforts, all-or-none" basis and the remaining 50 units (a total of 100 units being the "Maximum Offering") were offered on a "best efforts" basis. The Maximum Offering could be increased by up to 100 additional units at the discretion of Commonwealth Associates and HealthWatch, for the purpose of covering over-subscriptions. The sale of units in excess of the Maximum Offering was conditioned upon approval by HealthWatch stockholders of an increase in its authorized capital stock at its next meeting of stockholders.

     In May 2000, HealthWatch completed the Series D Preferred Stock offering, selling 74,130 shares of Series D Preferred Stock with related warrants for approximately $7.4 million. In connection with the above transactions in which Commonwealth Associates acted as placement agent, HealthWatch paid fees totaling $722,300 to Commonwealth Associates and issued 529,500 five-year warrants for the purchase of HealthWatch common stock at an exercise price of $3.50 per share.

     In addition to the above transactions, during fiscal year ending June 30, 2000, HealthWatch issued 28,572 shares common stock for cash proceeds totaling $50,000; 311,491 shares of common stock for services and accrued liabilities valued at $631,766 and 316,990 shares of common stock upon the conversion of debentures and accrued interest totaling $594,356. HealthWatch also received $26,178 upon the exercise of warrants for 65,761 shares of the Company's common stock and issued 734,908 shares of the Company's common stock upon the conversion of 224,000 shares of its Series A preferred stock.

Fiscal Year 1999 Stock Issuances

     Pursuant to previously executed agreements, during the three-month period ended December 31, 1998, the Company completed the acquisition of PHE. The Shareholders of PHE received 334,443 shares (pre December 1999 Reverse Stock Split) of the Company's Series P Preferred Stock, stated value $10.00 per share, and other consideration in the merger. PHE was merged into MERAD Software, Inc., a Nevada corporation, and a wholly-owned subsidiary of the Company. At the time of the merger, PHE held 6,177,010 shares of Halis common stock. As a result of the acquisition of PHE, 888,400 shares of the Company's common stock were cancelled and retired.

     During the three-month period ended March 31, 1999, the Company issued a total of 1,000,804 shares of common stock for an aggregate purchase price of $425,000 pursuant to private placement of its securities, and an equal number of warrants at exercise prices ranging from $0.49 to $0.86 per share expiring two years after their issuance.

     During the three-month period ended June 30, 1999, the Company issued a total of 209,152 shares of common stock for an aggregate purchase price of $200,000 pursuant to private placement of its securities, and 100,000 warrants to purchase common stock at an exercise price of $1.59 per share expiring two years after their issuance.

     During the year ended June 30, 1999, options to purchase a total of 55,000 shares of the Company's common stock were exercised for a total of $36,300.

Fiscal Year 1998 Stock Issuances

     During February 1998, the Company completed a stock exchange with PHE whereby the Company issued 448,400 shares of common stock to PHE in exchange for 1,400,000 shares of Halis common stock.

     During June 1998, the Company sold to a limited number of private investors 1,145,000 shares of its 6% Series A Preferred Stock, stated value $1.00 per share (the "Series A Preferred"). The Series A Preferred Stock is convertible into common stock of the Company at the lesser of $.52 per share or 70% of the price of the Company's common stock at the time of conversion. Alexander Wescott & Co., Inc. served as placement agent for the offering and was paid expenses and commissions of $151,850 and was granted a warrant representing the right to acquire 1,145,000 shares of the Company's common stock at a purchase price of $1.20 per share for placing the preferred stock. The shares of common stock issuable upon conversion of the preferred stock have not been registered under the Securities Act of 1933. As of August 31, 2000, all but 5,000 shares of the Series A Preferred Stock had been converted into shares of common stock.

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

GENERAL

     The Company entered into various agreements during fiscal 1998 with Halis, Inc., a healthcare information technology company, and Paul Harrison Enterprises, Inc. ("PHE"), an affiliate of Halis and the then owner of certain software development technology known as MERAD. During fiscal 1998, the Company began efforts to develop proprietary technology utilizing MERAD and to market Halis' healthcare enterprise system to the Company's customers.


     Based on the foregoing developments and the Company's determination that the software information technology (IT) business offered significantly greater opportunities for the Company than did its existing medical products business, the Company's focus during fiscal 1999 was increasingly on the development of its IT business. During fiscal 1999, the Company continued to emphasize the IT business and is attempting to grow this business through a combination of licensing partners, selected strategic acquisitions and internal sales of its software and services. In an effort to gain direct control over its efforts to develop the IT business, the Company acquired PHE on October 1, 1998. As a result of the PHE acquisition, the Company obtained ownership of the MERAD technology and increased its ownership of Halis common stock from approximately 5% to 18% of Halis' outstanding shares of common stock. The Company has subsequently increased its interest in Halis to approximately 25% of Halis' outstanding common stock.

     During fiscal 2000, the Company continued efforts to develop proprietary technology utilizing MERAD and to market, as a reseller, Halis' Healthcare Enterprise System to the Company's customers. The Company expects to continue to expand its collaborative efforts with Halis and to expand its efforts to market Halis' Healthcare Enterprise System. As such, on June 29, 2000, the board of directors of HealthWatch and Halis executed an agreement and plan merger whereby Halis would become a wholly owned subsidiary of HealthWatch. Management of both companies believe that the combined company's breadth of technology, products, management and operational experience and financial resources should enable it to respond more quickly and effectively to technological change, intensifying competition, increasing consolidation and evolving market demands. Moreover, management of HealthWatch and Halis believe that the combined company could achieve operating synergies through cross marketing of each company's products and services, as well as possible cost savings related to more efficient administrative and support functions of the combined companies. See "Item 1 - Recent Developments" for more information about the terms of the merger agreement.

     HealthWatch has incurred significant operating losses during the past several years and at June 30, 2000 had a retained earnings deficit of $23,041,022. The Company has acquired additional equity capital to sustain operations and to continue its business development efforts.

FINANCIAL CONDITION

     Total assets at June 30, 2000 were $7,611,990, representing an increase of $4,064,018 from June 30, 1999. Investment in marketable securities, other current assets, and investments in and advances to Halis, Inc., and additional capitalized intangible assets represented $3,935,500, $256,362, $291,452 and $217,496, respectively, of the increase. The investment in marketable securities is the result of additional equity capital raised by the Company during fiscal 2000. The increase was offset by amortization of intangible assets and decreases in accounts receivable and inventory of $536,782, $63,369 and $48,387, respectively.

     Current liabilities decreased by $1,103,335 from $1,643,869 at June 30, 1999 to $540,534 at June 30, 2000. The decrease is primarily attributable to the conversion of accrued expenses and shareholder loans totaling $469,028 into common stock of the Company, the conversion of debentures and related accrued interest of $455,000 and $139,356 into common stock of the Company and a gain on extinguishment of debt of $165,405. These decreases are offset by an increase in accounts payable of $140,641.

     Shareholders' equity increased from $1,904,103 at June 30, 1999 to $7,071,456 at June 30, 2000, an increase of $5,167,353. This increase is attributable to: (1) the issuance of 276,301 shares of common stock for services valued at $584,109; (2) conversion of $65,000 in shareholder loans for the issuance of 34,667 shares of common stock; (3) conversion of $53,283 of additional consideration due to former PHE shareholders for 28,417 shares of common stock; (4) conversion of debentures and accrued interest of $594,356 into 316,990 shares of common stock of the Company; (5) exercise of warrants for the issuance of 65,761 shares of common stock for $26,178; and (6) net proceeds of $50,000, $375,000 and $6,587,522 from the issuance of 28,572 shares of common stock, 4,000 shares of Series C convertible preferred stock and 74,130 shares of Series D convertible preferred stock, respectively. Offsetting decreases are attributable to an unrealized holding loss on marketable securities of $113,400 and a net loss for the twelve month period of $3,054,695.

RESULTS OF OPERATIONS

     2000 COMPARED TO 1999
     ---------------------

     Revenues for the 2000 fiscal year decreased 54.81% compared to the similar period in 1999. The decrease is the result of the Company's shift from a product driven supply company to a software information technology company. During fiscal 2000, product sales were minimal and almost all of the revenues generated were the result of supplies, service and repair work. The Company recognized income of $21,935 and $66,087 for the twelve month periods ended June 30, 2000 and June 30, 1999, respectively, under its business collaboration agreement with Halis for sales of the HES System. Such amounts are included in product sales.

     Cost of products sold were 79.4% lower in fiscal 2000, while the gross margin was 64.8% in 2000 compared to 22.9% for 1999. The lower cost of products sold and higher gross margins in 2000 were due primarily to greatly reduced manufacturing overhead expenses, previous write-downs of slow moving inventory to lower of cost or market and a general shift from product sales to service and support.

     Selling, general and administrative expenses as a percent of sales were 356% for fiscal 2000 compared to 108.2% for fiscal 1999. The increase in fiscal 2000 over 1999 is due primarily to increased consulting and professional fees resulting from the Company's shift from a product supply company to a software information technology company, the cost associated with implementing the Company's business plan and SEC and Nasdaq compliance reporting.

     Research and development expenses decreased 52.3% in 2000 due primarily to the Company's shift from a product driven supply company to a software information technology company and the capitalization of MERAD Technology costs totaling $217,496 in fiscal 2000.

     Depreciation and amortization increased 3.5% for fiscal 2000 compared to a 19.4% increase for fiscal 1999. The increase in 1999 was associated with the Company's October 1, 1998 acquisition of the MERAD Technology and related amortization.

     Equity loss from investment in Halis increased from $23,702 during fiscal 1999 to $523,450 during fiscal 2000. The losses are a result of the Company changing its method of accounting for its long-term investment in Halis to the equity method during fiscal 1999, as required by generally accepted accounting principles. The $523,450 and $23,702 represents the Company's pro-rata share of Halis' net loss during the Company's fiscal years 2000 and 1999, respectively, plus charges totaling $184,532 and $62,674, respectively, for the excess carrying value of the Halis investment over its underlying net asset value. The other-than temporary decline in investment in Halis of $472,810 in fiscal 2000 was a write down of the investment in Halis that was deemed to be other than temporary.

     Interest income of $110,606 in fiscal 2000 is related to the investment in marketable securities. Gain on extinguishment of debt of $165,405 is attributable to a liability from the early 1990's related to a previously acquired, inactive subsidiary, that the Company determined was no longer appropriate. The Company has received no communication from the creditor and management believes that the Company never will. A loss from impairment of intangible assets of $213,286 during fiscal 2000 relates to the write-off of an intangible asset associated with the Life Sciences business. Interest expense decreased to $36,324 in fiscal 2000 compared to $67,659 in fiscal 1999 due to the conversion of interest bearing debentures into common stock during fiscal 2000.

     The Company has discontinued the sale of its medical products (i.e., the MVL and Pacer products) and will continue to focus on its information technology business, in addition to the supplies and technical support offered to it customer base relating to its medical products still in service. As a result of the restructuring during fiscal 1999 and 2000, the Company has improved its financial condition and is now capable of devoting its resources to the marketing and distribution of the HES product.

     1999 COMPARED TO 1998
     ---------------------

     Revenues for the 1999 fiscal year decreased 11.7% compared to the similar period in 1998. The decrease is the result of a shift of the Company's revenues from its Pacer product to its MVL product and a movement away from revenues generated from a former subsidiary based in the United Kingdom (which was sold in fiscal 1998). Additionally, during the fourth quarter of fiscal 1999, MVL sales were minimal and almost all of the revenues generated were the result of supplies, service and repair work.

     Cost of products sold were 31% lower in fiscal 1999 due to operational improvements and decreased equipment sales. The gross margin was 22.9% in fiscal 1999 compared to 1.8% for fiscal 1998. The higher gross margins in fiscal 1999 were due primarily to maturation of the MVL product and lower costs associated with it, an increased percentage of revenues from supplies, service and repair work, and the reduction of costs associated with downsizing the Company.

     Selling, general and administrative expenses as a percent of sales were 108.3% for fiscal 1999 compared to 115.8% for fiscal 1998. The decrease in fiscal 1999 was due primarily to the downsizing of the Company. Research and development expenses increased 24.1% in fiscal 1999 due primarily to a change in the business focus to service and providing technical support to Halis under the business collaboration agreement.

     Depreciation and amortization increased 19.4% for fiscal 1999 compared to a 3.7% decrease for fiscal 1998. The increase is almost entirely due to additional amortization expense related to the Company's acquisition of PHE.

     Equity loss of $23,702 during fiscal 1999 is the result of the Company changing its method of accounting for its long-term investment in Halis to the equity method during fiscal 1999, as required by generally accepted accounting principles. The $23,702 represents the Company's pro-rata share of the income of Halis for the Company's fiscal year less a $62,674 charge for the excess carrying value of the investment over its underlying net asset value. The unrealized loss on marketable equity securities - related party of $1,824,605 in 1998 was a write down of the investment in Halis that was deemed to be other than temporary.

     Primarily due to a shift in products from the Pacer to MVL, an increased focus on service and repair work, and the downsizing of the Company, which resulted in increased margins and decreased overhead, the Company was able to reduce its net loss from $4,084,474, or $2.45 per share, for fiscal 1998 to $1,748,931, or $0.65 per share, for fiscal 1999. Not including the write down on marketable equity securities in fiscal 1998, the net loss was reduced by $510,938, or 23%.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had $16,264 of cash and $3,935,500 of investments in marketable securities. During the fiscal year ended June 30, 2000, operating activities consumed $1,523,796 of cash as compared to $1,074,541 for the same period in fiscal 1999. The increase in cash used in operations for fiscal 2000 is primarily the result of increased consulting and professional fees.

     Investing activities used $5,520,386 and $319,303 of cash during fiscal 2000 and 1999, respectively. The increase is primarily attributable to the capital raised through private placements that was subsequently invested in $4,000,000 of marketable securities. Also during fiscal 2000 the Company purchased 5,000,000 additional shares of Halis common stock for a total of $1,000,000. Other investing activities during fiscal 2000, consisted of $217,496 and $287,712 of capitalized MERAD technology costs and an increase in "Due from Halis," respectively.

     Due to the Company's operating losses, it has been required to raise additional equity capital to fund its operations. Since the beginning of fiscal 2000, the Company has raised $7,038,700 through the sale of 28,572 shares of its common stock, 4,000 shares of its Series C Convertible Preferred Stock, 74,130 shares of its Series D Convertible Preferred Stock, and the exercise of warrants for 65,761 shares of common stock. During fiscal 2000, the Company's Series A preferred stockholders, converted 224,000 shares of Series A preferred stock into 734,908 shares of common stock in accordance with the conversion rights under the Series A Preferred Stock.

     The Company's 10% Convertible Secured Debentures in the principal amount of $480,000 were due and payable on March 1, 1998. During fiscal 2000, the debenture holders converted $455,000 and $139,356 in related accrued interest into 316,990 shares of the Company's common stock. At June 30, 2000, only $25,000 of the debentures remained outstanding.

     Due to the Company's success in raising additional capital through the private placement of its securities, management has begun to implement its business plan, which includes securing the additional personnel needed to manage the marketing and advertising of its products, additional investment in research and development and the acquisition of strategic partners needed to grow the Company's revenues. During the quarter ended March 31, 2000, HealthWatch hired a Chief Operating Officer with an expertise in the healthcare information technology industry to assist the Company in marketing and developing its products. The Company has also recently hired a Chief Financial Officer. In addition, the Company entered into a merger agreement to acquire Halis, an information technology company which has developed transaction processing applications for the healthcare industry. HealthWatch and Halis have a long history with each other, as HealthWatch is the largest Halis shareholder and Paul W. Harrison is the President, Chief Executive Officer and Chairman of both companies. Management believes that securing the business contacts and application products of Halis, specifically the HES System, will provide HealthWatch with a key element needed to succeed in the development of its information technology business.


ITEM 7.  FINANCIAL STATEMENTS.

     The following financial statements and reports of the Company's independent auditors are at the end of this report beginning at Page F-1:

HealthWatch, Inc. and Subsidiaries
----------------------------------

(1)  Report of Independent Public Accountants - Tauber & Balser, P.C.
(2)  Consolidated Balance Sheet as of June 30, 2000 and 1999
(3) Consolidated Statements of Operations For The Years Ended June 30, 2000 and 1999
(4) Consolidated Statements of Cash Flows For The Years Ended June 30, 2000 and 1999
(5) Consolidated Statements of Stockholders' Equity (Deficit) For The Years Ended June 30, 2000 and 1999
(6)  Notes to Consolidated Financial Statements

Halis, Inc. and Subsidiaries
----------------------------

(1)  Report of Independent Public Accountants - Tauber & Balser, P.C.
(2)  Consolidated Balance Sheet as of December 31, 1999
(3) Consolidated Statements of Operations For The Years Ended December 31, 1999 and 1998
(4) Consolidated Statements of Cash Flows For The Years Ended December 31, 1999 and 1998
(5) Consolidated Statements of Stockholders' Equity (Deficit) For The Years Ended December 31, 1999 and 1998
(6)  Notes to Consolidated Financial Statements
(7)  Unaudited Consolidated Balance Sheet as of June 30, 2000.
(8) Unaudited Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2000 and 1999
(9) Unaudited Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2000 and 1999


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 4, 1999, the Company dismissed its independent auditors, Silverman Olson Thorvilson & Kaufman LTD, Minneapolis, Minnesota ("Silverman Olson"), and on the same date authorized the engagement of Tauber & Balser, P.C., Atlanta, Georgia ("Tauber & Balser") as its independent auditors for the fiscal year ended June 30, 1999. The Company formally engaged Tauber & Balser on June 4, 1999. The Board of Directors of the Company approved each of these actions. Because the Company recently relocated its corporate headquarters to Atlanta, Georgia, the Board of Directors concluded that it would be more economical to use a regional firm based in Atlanta to perform its audit for the current fiscal year. Tauber & Balser also acts as independent auditors for Halis, Inc., an affiliate of the Company, and in which the Company owns in excess of 25 percent of its outstanding common stock.

     Silverman Olson audited the financial statements for the Company for the fiscal year ended June 30, 1998. The report of Silverman Olson on the financial statements of the Company for the fiscal years ended June 30, 1998 contained an additional paragraph which modified each of the reports to emphasize that Silverman Olson believed there was substantial doubt about the Company's ability to continue as a going concern. Except as set forth in the preceding sentence, the reports on those audits did not contain any adverse opinions or a disclaimer of opinions, nor was it qualified as to uncertainty, audit scope and accounting principles.

     In connection with the audit of the fiscal year ended June 30, 1998 and through the period ended June 4, 1999 there were no disagreements with Silverman Olson on any matter of accounting principle or practice, financial statement disclosure or audit procedure or scope. Additionally, Silverman Olson did not advise the Company that (i) the internal controls necessary for the Company to develop reliable financial statements did not exist; (ii) information had come to its attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management; (iii) there existed a need to expand significantly the scope of its audit, or that information had come to the attention of Silverman Olson during the fiscal periods, which, if further investigated, may (a) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements) or (b) cause Silverman Olson to be unwilling to rely on management's representations or be associated with the Company's financial statements, and due to the dismissal of Silverman Olsen, did not so expand the scope of its audit or conduct such further investigation; or (iv) information had come to the attention of Silverman Olson that it concluded materially impacts the fairness or reliability of either (a) a previously issued audit report or the underlying financial statements or (b) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the satisfaction of Silverman Olson would prevent it from rendering an unqualified audit report on those financial statements), and due to the dismissal of Silverman Olson, the issue has not been resolved to the satisfaction of Silverman Olson prior to its dismissal.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Executive Officers and Directors

     The following table sets forth information regarding current executive officers and directors of HealthWatch:


          NAME                AGE                     POSITION

     Paul W. Harrison         45        Chairman of the Board of Directors, President
                                        and Chief Executive Officer
     David M. Engert          49        Chief Operating Officer and Director
     Marilyn May              37        Vice President - Business Development
     A. E. Harrison           40        Vice President - Research & Development
     Thomas C.  Ridenour      39        Chief Financial Officer
     Sheldon Misher           59        Director
     Robert Priddy            53        Director
     Robert Tucker            66        Director
     John R. Prufeta          39        Director


     Paul W. Harrison has served as Chairman of the board of directors since October 1997 and has acted as CEO since October 1998. He is also Chairman and CEO of Halis, which is approximately 25% owned by HealthWatch. Previously, Mr. Harrison was the CEO of Paul Harrison Enterprises, Inc. ("PHE"), an information technology management company, from February 1995 until it was merged into HealthWatch in October 1998. Prior to PHE, Mr. Harrison was an executive with HBO & Company, which is now McKesson HBOC (NYSE: MCK), from June 1993 until December 1994 and was CEO of Biven Software, Inc. from April 1991 to June 1993 at which time Biven was acquired by HBOC. Prior to HBOC, Mr. Harrison served as CEO of SOTRISS from 1981 to 1989. SOTRISS was an information technology company that was sold to a publicly traded Fortune 500 company in 1989. Mr. Harrison's education includes a Bachelors Degree from Georgia State University. He is a Chartered Financial Consultant, a Chartered Life Underwriter and a Fellow of the Life Management Institute.

     David M. Engert has served as Chief Operating Officer on a limited basis since February 2000 and on a full time basis since April 24, 2000. On June 1,
2000, Mr. Engert was appointed to the board of directors.   Most recently, Mr.
Engert was a Senior Vice President and General Manager of the Managed Care Group at McKesson HBOC, Inc. He founded that group in 1993 after holding the President and Chief Operating Officer position at Biven Software, Inc. Mr. Engert was also one of the first Directors of Sales at Sybase, Inc. where he was employed from 1988 to 1992. He began his career at companies such as Computer Corporation of America, Boeing Computer Services and Xerox Computer Services. Mr Engert's education includes a B.S. in Industrial Engineering from Louisiana State University.

     Marilyn May is Vice President of Business Development and has served in that capacity since January 2000. Ms. May joined HealthWatch in September 1996 and previously served as Director of Marketing for HealthWatch and Halis. Prior to joining Halis, Ms. May was in marketing for Proctor and Gamble. She also worked in operations management for Pepsico. Ms. May's education includes an MBA from the University of Tennessee.

     A. E. Harrison is Vice President of Research and Development. He has been with the HealthWatch since April 1999. From 1995 to March 1999, Mr. Harrison served as Vice President of R&D for Halis. Previously, Mr. Harrison was in software development for HBO and Company, which is now McKesson HBOC (NYSE:
MCK). Prior to HBOC, he was in several information technology companies including SOTRISS, Marcom, a publicly traded telecommunications company, and ITT, a diversified Fortune 500 communications company.

     Thomas C. Ridenour has served as Chief Financial Officer since August 2000. Prior to joining HealthWatch, Mr. Ridenour served as Senior Vice President and Chief Financial Officer of Nationwide Credit, Inc. Prior to Nationwide Credit, Mr. Ridenour served in financial management roles at American Security Group, Primerica Financial Services, and Southmark Corporation. Mr. Ridenour is a CPA and holds a B.S. Accounting degree from the University of South Carolina.

     Sheldon Misher has served on the Board of Director since April 5, 2000. Mr. Misher has been associated with Commonwealth Associates, L.P. since May 1999. Prior to that time, he was a senior partner of the law firm of Bachner, Tally, Polevoy & Misher, a firm he had been associated with for more than 25 years. Mr. Misher is also a director of Ridgewood Hotels, Inc., an Atlanta, Georgia based publicly held hospitality management company.

     Robert Priddy has served on the board of directors since April 5, 2000. Mr. Priddy served as chairman and chief executive officer of ValuJet, Inc. from its inception in October 1995 until November 1997 and remains on the board of directors of Airtran Airlines, its successor entity. He was one of the founding partners of ValuJet Airlines, a wholly-owned subsidiary of ValuJet, Inc., and served as its chairman and chief executive officer from July 1992 until November 1996. From July 1991 until January 1993, Mr. Priddy served as president of Florida Gulf Airlines. From January 1988 until November 1991, he served as president and chief executive officer of Air Midwest, Inc. From 1978 to 1987, Mr. Priddy served as vice president and chief financial officer of Atlantic Southeast Airlines, an entity which he founded. Mr. Priddy serves on the boards of directors of Datalink, Inc., Lukens Medical Corporation , Accumed International and AirTran Holdings, Inc.

     Robert Tucker has served on the board of directors since June 1, 2000. Mr. Tucker has been president and chief executive officer of Specialty Surgicenters, Inc. since 1997. From 1980 to 1995, he was chairman and chief executive officer of Scherer Healthcare, Inc., a publicly traded healthcare products and services company and was a member of the board of directors of Marquest Medical Products, Inc. Mr. Tucker has been involved throughout his business career in the medical industry, having held executive positions with Johnson and Johnson, Howmedica and Story Instrument Company, among others. Mr. Tucker, a Korean war veteran, is a graduate of Georgia State University and serves as an officer and director of several closely held companies.

     John R. Prufeta has served on the board of directors since July 14, 2000. Mr. Prufeta currently serves as president and chief executive officer of Medix Resources, Inc., a publicly held Internet-based healthcare communication, data integration and transaction processing provider for the healthcare industry. He has served in those capacities since October 1998. Mr. Prufeta is managing general partner of TCG Developments, a leading healthcare incubator company and is also chairman of the board of OnPoint Partners, a national technology and services executive search firm. Mr. Prufeta serves as a trustee for Silvercrest Services, a subsidiary of The New York Hospital of Queens. He is additionally on the Advisory Board of The National Managed Care Congress. Mr. Prufeta's education includes a B.S. in management from St. Johns University and the Owner/President Management Program at Harvard University, Graduate School of Business.

Recent Changes in Management

     In March 2000, Richard T. Case and Sanford L. Schwartz resigned as directors of the Company. Mr. Case had served as a director of the Company from 1997 and had also served as a director during the period between 1990 and 1994. Mr. Schwartz had served as a director of the Company since 1983. At the time of their respective resignations, neither Mr. Case nor Mr. Schwartz had any disagreements with the Company relating to its operations, policies or practices.

     Larry Fisher served as a director of the Company from 1997 until his resignation effective June 1999. At the time of his resignation, Mr. Fisher and the Company did not have any disagreements relating to the Company's operations, policies or practices.

ITEM 10.   EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation earned during the fiscal year ended June 30, 2000 by HealthWatch's Chief Executive Officer and other officers or directors who received compensation of $100,000 or more in Fiscal 2000.

                              SUMMARY COMPENSATION TABLE

                                                                                 Long-Term
                                                           Bonus or            Compensation
    Name and             Fiscal         Annual           Other Annual        Awards/Number of
Principal Position        Year          Salary           Compensation             Option
                                          ($)                 ($)             Shares Granted

Paul W. Harrison (a)         2000     $176,000 (b)             -                   200,000
President and Chief          1999       75,000 (c)             -                   116,667
Executive Officer            1998           -  (d)             -                    53,333

A. E. Harrison(f)            2000     $118,577 (e)             -                    50,000
Vice President               1999       25,000                 -                        -
                             1998           -                  -                        -

(a) Mr. Harrison became President and CEO of the HealthWatch effective October 1998.

(b) Includes 9,333 shares of the Company's common stock valued at $17,500 paid in lieu of salary on December 14, 1999 and 20,000 shares of the Company's common stock valued at $37,500 paid in lieu of salary on February 16, 2000.

(c) Mr. Harrison entered into a consulting agreement in February 1999 whereby he was to receive a monthly fee of $12,500 effective as of January 1, 1999. As of June 30, 1999, $75,000 of consulting fees had accrued although Mr. Harrison received only $12,500 of this amount. The balance of $62,500 was paid in fiscal 2000 on December 14, 1999 in the form of 33,334 shares of the Company's common stock.

(d) During fiscal year 1998, HealthWatch was obligated under a consulting agreement dated October 10, 1997 to pay consulting fees to PHE of $5,000 per month commencing on January 1, 1998.

(e) Includes 6,667 shares of the Company's common stock valued at $12,501 paid in lieu of salary on December 14, 1999.

(f)  A.E. Harrison joined HealthWatch effective April 1, 1999.

Option Grants in Last Fiscal Year

     The following table sets forth stock options and stock purchase rights granted to each of the named executive officers during the fiscal year ended June 30, 2000. A total of 580,000 options and stock purchase rights were granted in fiscal 2000, all under the Company's stock option plans.

     Options and stock purchase rights were granted at an exercise price equal to the fair market value of HealthWatch's common stock, as determined by the board of directors, on the date of grant based on its current stock price as quoted on the Nasdaq SmallCap Market.

                              OPTION GRANTS IN LAST FISCAL YEAR

  Name                       Number of         Percent of Total        Exercise or        Expiration
                          Options Granted     Options Granted to        Base Price           Date
                                                Employees and          (Per Share)
                                             Directors in Fiscal
                                                     2000
Paul W. Harrison              200,000               34.48%                $3.50            2/7/05
                               20,000                3.45%                $2.25           1/21/05

A. E. Harrison                 10,000                1.72%                $2.188          12/2/04
                               10,000                1.72%                $2.250          1/21/05
                               30,000                5.17%                $3.50            2/7/05

Option Exercises and Holdings

     The following table sets forth for each of the named executive officers of HealthWatch certain information concerning the number of shares subject to both exercisable and unexercisable stock options at June 30, 2000. Also reported are values realized in respect thereof, by the named executive officers and the number stock options and the value of said stock options held by the named executive officers as of June 30, 2000.

                              Shares Acquired on       Value       Number of Unexercised Options
            Name                   Exercise           Realized        at 6/30/00 Exercisable/
                                                        ($)              Unexercisable (a)

Paul W. Harrison (b)                 None                  -                    390,000/0

A. E. Harrison                       None                  -                     50,000/0

__________________
(a) The market price of the HealthWatch's common stock on June 30, 2000 was $1.34 per share. None of these options were "in-the-money" at June 30, 2000.

(b) Mr. Harrison also holds 14,545 warrants exercisable at a price of $2.235 per share, 3,333 warrants exercisable at a price of $8.60 per share and 15,094 warrants exercisable at a price of $4.306 per share. All of these warrants are immediately exercisable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth information with respect to beneficial ownership of the HealthWatch common stock by each person who beneficially owns more than 5% of the HealthWatch common stock, by each of its executive officers named in the management section, by each of its directors, and by all executive officers and directors as a group. The table shows the number of shares and the percentage of the HealthWatch common stock owned as of June 30, 2000. Unless otherwise indicated, HealthWatch believes all persons in the table have sole voting and investment power for all shares beneficially owned by them.

                                            Number of Shares of
                                             HealthWatch Common       Percentage of
                                             Stock Beneficially     Outstanding Shares
         Name of Beneficial Owner                  Owned            Beneficially Owned
         ------------------------           --------------------  ----------------------
Paul W. Harrison (1)                                 561,170             21.9%
Sheldon Misher (2)                                    62,797             2.9%
Robert Priddy (3)                                    357,143            14.3%
David M. Engert (4)                                  139,216             6.1%
Robert Tucker                                              -               -
John R. Prufeta (5)                                    8,929             0.4%
All Directors & Executive Officers as a
 Group (9 persons) (6)                             1,235,943            38.4%

----------------
(1) Includes 16,667 shares owned by Halis, of which Mr. Harrison is the Chairman of the board of directors, President, and Chief Executive Officer and a major stockholder and 422,972 shares subject to warrants and options exercisable within 60 days. Does not include 25,080 shares of Series P Preferred Stock which will be convertible into 250,800 shares of HealthWatch common stock only after stockholder approval is obtained.

(2) Includes 38,500 shares issuable upon conversion of Series C Preferred and warrants exercisable within 60 days.

(3) Includes 357,143 shares issuable upon conversion of Series D Preferred and warrants exercisable within 60 days. Does not include shares beneficially owned by Commonwealth Associates Management Company, Inc. ("CAMC") and ComVest Capital Management LLC ("AComVest"). As a director and principal stockholder of

     CAMC and a Manager of ComVest, Mr. Priddy may be deemed to share voting and dispositive power with respect to such shares.

(4) Includes 123,333 shares subject to warrants and options exercisable within 60 days. Does not include 3,177 shares of Series P Preferred Stock which will be convertible into 31,770 shares of HealthWatch common stock only after stockholder approval is obtained.

(5) Includes 8,929 shares issuable upon conversion of Series D Preferred and warrants exercisable within 60 days.

(6) Includes 1,075,184 shares subject to Series C Preferred, Series D Preferred, warrants and options exercisable within 60 days.

     Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of HealthWatch common stock shown as beneficially owned by them. Messrs. Paul W. Harrison's, A.E. Harrison's and Engert's and Ms. May's address is 3525 Piedmont Road, Building Seven, Suite 300, Atlanta, Georgia 30305. Mr. Misher's address is 830 Third Avenue, New York, New York 10022. Mr. Priddy's address is 3435 Kingsboro Road, Suite 1601, Atlanta, Georgia 30326. Mr. Tucker's address is 555 Sun Valley Drive, Suite P-1, Roswell, Georgia 30076. Mr. Prufeta's address is 305 Madison Avenue, Suite 2033, New York, New York 10165.

     The percentages shown are calculated based upon 2,142,751 shares of HealthWatch common stock outstanding on June 30, 2000. In calculating the percentage of ownership, all shares of HealthWatch common stock that the identified person or group had the right to acquire within 60 days of June 30, 2000 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of shares of HealthWatch common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of HealthWatch common stock owned by any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Halis, Inc.

     Halis, based in Atlanta, Georgia, is a systems developer of information technology and provider of related services, focusing on the healthcare industry. Halis also provides third party administrative services for
healthcare plans of large and small companies throughout the United States.   As
of June 30, 2000, HealthWatch owned approximately twenty-five percent of Halis' outstanding capital stock and was Halis' single largest stockholder.
HealthWatch accounts for its investment in Halis under the equity method, meaning that it records its pro rata portion of Halis' net income or loss in the period it is incurred.

     Halis' system architects have years of experience building large advanced software systems for the healthcare and other industries. In late 1996, Halis acquired a core healthcare information system and went on to develop the HES System, a comprehensive advanced integrated system capable of being used by all the main participants in the healthcare process, including: consumers, payors, physician practices, hospitals, laboratories, pharmacies, home health providers and long-term care facilities. The HES System is capable of managing a healthcare enterprise's resources, patients, finances and contracts all in one program. This gives the HES System great flexibility in meeting the needs of even the most complex healthcare delivery systems.

     Halis' systems and services business is currently targeted to healthcare industry participants such as physician practices, outpatient clinics and hospitals that generally have 100 users or more. Halis expects to capitalize on the healthcare industry's demand for more software variety, updates, convenience, lower pricing and better support services. Halis' third party administrator subsidiary, American Benefit Administrative Services, Inc. ("ABAS"), provides claims processing and other administrative services to major payors and employers throughout the United States.

     Halis's principal executive offices are located at 3525 Piedmont Road, Seven Piedmont Center, Suite 300, Atlanta, Georgia 30305, and its telephone number at that address is (404) 262-0181. Its ABAS subsidiary is located in Chicago, Illinois.

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


Halis and PHE Transactions

     Since August 1997, HealthWatch has entered into a number of transactions
with Halis, and a number of its affiliates and stockholders.   As stated
earlier, the HES System was developed by Halis utilizing the MERAD technology. The MERAD technology was developed by Paul W. Harrison and originally owned by Paul Harrison Enterprises, Inc., ("PHE") (which was controlled by Paul W. Harrison), prior to its acquisition by HealthWatch in October 1998. PHE was also a significant stockholder of Halis, at the time of its acquisition by HealthWatch, owning 6,177,010 shares (or approximately 11%) of Halis common stock. An additional 990,849 shares (or 2%) of Halis common stock was owned by Mr. Harrison individually at that time.

     In October 1997, HealthWatch entered into a software license and development agreement with MERAD Corporation ("MERAD"), a company then owned by PHE. Pursuant to the agreement, HealthWatch was to license certain computer architecture, concepts, algorithms and processes from MERAD which HealthWatch originally planned to integrate into a line of noninvasive vascular diagnostic equipment. In addition, MERAD was to develop healthcare software for HealthWatch. In exchange for these licenses and services, HealthWatch agreed to pay MERAD a development fee of $15,000 per month during the period January 1998 through June 1998. In addition, HealthWatch was to pay MERAD a fee based on a variable rate of gross software revenues.

     Although HealthWatch and Halis engaged in limited merger discussions during September 1997, at that time it was determined that it would be preferable for the two companies to adopt a shared business development strategy. To implement this strategy, HealthWatch and Halis entered into a business collaboration agreement whereby HealthWatch and Halis share sales prospects and HealthWatch acts as a reseller of the HES System (See discussion below). Additionally, HealthWatch obtained a non-exclusive license from PHE to the MERAD technology, and retained PHE to develop proprietary software technology which originally was contemplated to be used to expand HealthWatch's product offerings to include products and services specifically focused on monitoring, capturing and managing medical information at the point of care.

     During the first quarter of fiscal year 1998, HealthWatch entered into an agreement with Halis pursuant to which Halis acquired 83,333 shares of HealthWatch common stock for a purchase price of $125,000. During the second quarter of fiscal year 1998 and prior to its acquisition by HealthWatch, PHE transferred 500,000 shares of Halis common stock to HealthWatch in exchange for 400,000 shares of HealthWatch common stock. During February 1998, PHE exchanged an additional 1,400,000 shares of Halis common stock for 488,400 shares of HealthWatch common stock. The exchange ratio was based upon the market value for each company's common stock at the time that the transaction was negotiated. For purposes of the above transactions, the fair market value of each company's common stock was determined by reference to the then trading price of such common stock on the over-the-counter market with respect to Halis and on the Nasdaq SmallCap Market with respect to HealthWatch. Adjustments were then negotiated to the exchange ratio to reflect that the transactions related to blocks of Halis common stock larger than would be purchasable in a short period of time over-the-counter. At that time, there was relatively active trading in Halis common stock over-the-counter, but relatively low volume per day, making the acquisition of a large block of stock more difficult in the open market. As a result of these transactions, at September 30, 1998 PHE held 888,400 shares of HealthWatch common stock. As a result of the acquisition of PHE by HealthWatch on October 2, 1998, these shares became treasury shares and are deemed cancelled and not outstanding. None of the references to the shares of HealthWatch common stock held or acquired by PHE above include shares owned directly by Mr. Paul W. Harrison nor do they reflect the five-for-one reverse stock split effected by HealthWatch in December 1999. At the time of the PHE acquisition, Mr. Paul W. Harrison owned 1,203,849 shares of PHE (approximately 37.5%) and 246,123 shares of HealthWatch (approximately 10%).

     During October 1998, HealthWatch agreed to acquire PHE and caused its newly created wholly-owned subsidiary MERAD Software, Inc., a Nevada corporation, to merge with PHE. In the merger, the 55 stockholders of PHE (including Mr. Harrison) received 66,886 shares of HealthWatch's Series P Preferred Stock (which reflects the December 1999 reverse stock split). Paul W. Harrison, Chairman, President and Chief Executive Officer of HealthWatch, received 25,080 shares of the Series P Preferred in his capacity as a stockholder of PHE. David
M. Engert, Chief Operating Officer and a director of HealthWatch, received 3,177 shares of the Series P Preferred in his capacity as a stockholder of PHE. Certain PHE stockholders also received options for approximately 125,000 shares of HealthWatch common stock in exchange for previously outstanding options of PHE. Of the outstanding options issued in the PHE acquisition, 116,667 were issued to Paul W. Harrison. These options were granted with exercise prices equal to the fair market value of HealthWatch common stock at that time.

     If approved by HealthWatch's stockholders, the Series P Preferred will become convertible into HealthWatch common stock at a ratio of ten shares of HealthWatch common stock for each share of Series P Preferred, or an aggregate of 668,860 shares, at each holder's option. The Certificate of Designation for the Series P Preferred originally provided for dividends to be paid at a rate of 12% per annum from the date of issuance through January 31, 1999. If the holders of the Series P Preferred were not granted the right to convert their shares into shares of HealthWatch common stock prior to February 1, 1999, the dividends were to accrue at the rate of 18% per annum from February 1 through August 1, 1999. If the holders of the Series P Preferred were not granted the right to convert their shares into shares of HealthWatch common stock prior to August 1, 1999, the dividends were to accrue at the rate of 24% per annum from August 1, 1999 and thereafter. In connection with a recent private placement, the holders of the Series P Preferred agreed to make certain concessions with regard to their shares including an agreement to a change in the dividend rate. Thus, the Certificate of Designation for the Series P Preferred has been amended to reflect a dividend rate of 8% per annum retroactive to the effective date of issuance deleting the penalty provisions described above. If HealthWatch's stockholders do not approve the conversion, the Series P Preferred will remain outstanding as a nonconvertible security.

     The purchase price in the PHE acquisition was negotiated by HealthWatch's then outside directors (Messrs. Richard Case and Sanford Schwartz) after receiving full disclosure of Mr. Harrison's conflict of interest created by his ownership interest in, and officer position at, PHE. Given this conflict, Mr. Harrison did not participate in discussions of HealthWatch's board with respect to appropriate valuations and other terms of the transaction. Similarly, the PHE board (comprised of other stockholders of PHE and Mr. Harrison) negotiated with HealthWatch's outside directors with respect to such valuation and other terms of the transaction. No independent appraisal of PHE was sought in order to set the value. The initial purchase price of

$3.3 million paid by the issuance of Series P Preferred Stock was set based on the market value of HealthWatch and Halis stock owned by PHE at the time of the acquisition and the actual cash expended to date by PHE to develop the MERAD technology. This benchmark was deemed appropriate because PHE had experienced little or no revenue prior to the date of the acquisition, but had developed technology believed to be of significant market value. At the time the Series P Preferred Stock was issued in the PHE acquisition, HealthWatch common stock was trading at a price of between $0.65 and $1.00 per share.

     In addition to the issuance of the Series P Preferred, the PHE stockholders are entitled be paid royalties based on revenues derived by HealthWatch from the sale of software developed utilizing the MERAD technology. In connection with HealthWatch's merger with PHE, each PHE stockholder entered into an Additional Consideration Agreement with HealthWatch which provided that such PHE stockholder would receive a pro-rata share of the total additional consideration to be paid to all PHE stockholders (based on the stockholder's pro-rata ownership of PHE at the time of the acquisition of PHE). The additional consideration to be paid was a separate component of the purchase price paid in the merger designed to protect the PHE stockholders from selling their company at an artificially low valuation if the MERAD technology achieved the value the parties believed it would at the time. Originally, the additional consideration was to be paid in equal amounts of cash and HealthWatch common stock based on sales of MERAD-related products equal to 5% of the first $1,000,000 of gross revenues related to sales of the MERAD technology and 10% of revenues thereafter in any fiscal year. The additional consideration was payable for a period of ten years (on a quarterly basis) or until HealthWatch had paid in the aggregate $7,000,000 in additional consideration. During fiscal 1999, the PHE stockholders, as a group, earned $94,437 as additional consideration. During fiscal year 2000, the PHE stockholders, as a group, earned $20,420 as additional consideration. During fiscal 2000, HealthWatch paid $53,283 in common stock and $55,334 in cash to PHE in additional consideration, and $6,241 is owed and unpaid as of June 30, 2000.

     In connection with the closing of a recently completed private placement, Paul W. Harrison, HealthWatch's Chairman, Chief Executive Officer and President, and David M. Engert, HealthWatch's Chief Operating Officer and a director (who were both former PHE stockholders), waived any and all future payments of additional consideration. The remaining PHE stockholders have been asked to agree to the following amendments to their respective Additional Consideration
Agreements: First, the additional consideration is to be calculated based on a fixed percentage (3%) of gross revenues each fiscal year from sales of the MERAD technology. In addition, HealthWatch has the option to pay the additional consideration in cash, or in a combination comprised of one-half cash and one-half shares of HealthWatch common stock. Although the maximum aggregate payment to be made under the Additional Consideration Agreements is still $7,000,000, the payout period has been extended from ten years to fifteen years. As of June 30, 2000, all but three of the PHE stockholders have agreed to these amendments.

     At the time of the PHE acquisition, PHE held 6,177,010 shares of common stock in Halis (which represented approximately 11% of the then outstanding Halis common stock) and owned the MERAD technology. As a result of the merger, HealthWatch increased its ownership interest in Halis to 8,939,010 shares of Halis' common stock, representing approximately 19% of its outstanding shares. In January 1999, HealthWatch converted outstanding debt owed by Halis to HealthWatch into 1,824,645 additional shares of common stock of Halis, bringing the number of Halis shares held by HealthWatch to 10,763,655, representing approximately 21% of Halis' outstanding shares. On April 29, 2000, HealthWatch exercised a financing option, as discussed below, for an additional 5,000,000 shares of Halis common stock. HealthWatch is now the single largest stockholder of Halis (owning 15,763,655 shares, or approximately 25% of Halis' outstanding common stock) and, due to the size of its holdings, accounts for its investment in Halis under the equity method of accounting (i.e., it recognizes its proportionate amount of Halis' income or loss).

     Further, as a result of the merger of PHE into MERAD Software, Inc., the MERAD technology is now owned by HealthWatch. Halis is obligated to pay HealthWatch 10% of the gross revenues generated by Halis from products and services utilizing the MERAD technology under a perpetual license agreement. During fiscal 2000 and 1999, HealthWatch earned $21,935 and $66,087 in royalties from Halis, respectively, none of which had been paid to HealthWatch as of year-end. Additionally, HealthWatch and Halis currently share office space and have a cost sharing arrangement relating to key personnel under an arrangement that required HealthWatch to pay Halis a calculated amount each month based upon a reasonable cost basis of services provided. Pursuant to this arrangement, until the end of 1999, Halis maintained a principal office in Atlanta and HealthWatch shared those facilities. Throughout that period, HealthWatch made payments to Halis, calculated based on the percent of the facilities used by each party over total cost, including phone and utilities, and including an immaterial amount for shared personnel. From July 1 through December 31, 1999, HealthWatch paid Halis $8,250 a month for use of office space and personnel. This amount does not include salary for Mr. Harrison in his capacity as an executive officer of each organization, which is paid separately by each organization for the work performed for such company. Beginning January 1, 2000, HealthWatch is now the primary lessor of the principal office facilities in Atlanta. Halis is now sharing these facilities under a similar arrangement. To date, no monthly payment amount has been determined; however, the parties intend to negotiate a payment by Halis to HealthWatch that will be designed to reflect the relative usage of each party of the facilities and personnel.

     Effective October 10, 1997, PHE and Paul W. Harrison entered into a consulting agreement with HealthWatch which expired on December 31, 1998. The agreement provided for, among other things, the payment to PHE commencing on January 1, 1998 of $5,000 per month, Mr. Harrison's continued service on the board of directors (prior to the negotiation and execution of the consulting agreement Mr. Harrison was a director of HealthWatch; during the course of negotiations, Mr. Harrison agreed to serve as Chairman of the Board), the granting of a five-year non-statutory stock option to Mr. Harrison representing the right to acquire up to 50,000 shares of HealthWatch common stock (750,000 shares before adjustments for certain reverse stock splits occurring after the date of the agreement) at the then fair market value for the HealthWatch common stock (which at that time was $.53125 per share) and to loan to Mr. Harrison up to $200,000 payable in four equal annual installments with interest to accrue at 7% per annum to cover tax liabilities arising from the stock swaps with PHE. As of the time the consulting agreement expired, $0 had been borrowed pursuant to the loan commitment. In May 1998, the exercise price for the stock options were repriced to $0.66 per share (which has subsequently been adjusted to $3.30 to reflect the December 1999 reverse stock split). None of the options have been exercised. In February 1999, the consulting agreement was modified to remove PHE as a party and to provide for the payment of $12,500 to Paul W. Harrison on a monthly basis to manage HealthWatch, effective as of January 1, 1999. During fiscal year 1999, $12,500 was paid to Mr. Harrison under the revised consulting agreement.

     On January 22, 1998, Paul W. Harrison and two other individuals each loaned HealthWatch $17,000 for a period of 90 days to enable HealthWatch to make payroll. The loans, which have been repaid, were to bear interest at 7% per annum. As additional compensation for making the loan, Mr. Harrison was granted a warrant to acquire 3,333 shares (which reflects the December 1999 reverse stock split) of HealthWatch common stock at $l.7l875 per share, the fair market value for HealthWatch common stock on January 22, 1998 (which has been adjusted to $8.950 to reflect the December 1999 reverse stock split).

Business Collaboration Agreement

     In October 1997, HealthWatch and Halis entered into a business collaboration agreement. Under the business collaboration agreement, HealthWatch has granted Halis a non-exclusive license to HealthWatch's information technology software in exchange for a ten percent (10%) commission on sales of products or services incorporating such software. Additionally, Halis has granted HealthWatch a non-exclusive license to market the HES System or other Halis products in exchange for a ten percent (10%) commission on all revenues received from sales or services relating to such products. In September 2000, the business collaboration agreement was amended to provide, among other things, for revenue sharing based on a 60/40 split (i.e., the selling company would receive 60% of the sales price and the company that owns the technology would receive 40% of the sales price). Furthermore, HealthWatch is obligated to pay Halis a collaboration fee of $50,000 per month which shall be applied as a credit against any revenue sharing amount that is due to Halis. Halis is obligated to provide support to HealthWatch for the Halis software products, provide reasonable product enhancement as part of product release updates and cooperate with HealthWatch in regard to product enhancement requests. HealthWatch may terminate the $50,000 monthly collaboration fee payable to Halis on or after October 1, 2001, under certain terms and conditions.

     In addition, Halis and HealthWatch have agreed to use their best efforts to utilize the services of the other company whenever and wherever reasonably possible when contacting with third parties to provide services to or in connection with the sale, delivery and installation of products and/or services. Halis and HealthWatch have also agreed to use their best efforts to share facilities in order to permit one company to obtain an initial and temporary location in a market in which the requesting company desires to establish a presence. Any such facilities are to be provided subject to the reimbursement of the providing company's reasonable costs incurred in connection with the providing of such facilities. Currently, Halis and HealthWatch share office space and administrative support for the corporate headquarters of both companies which is located at 3525 Piedmont Road, Building Seven, Suite 300, Atlanta, Georgia, 30305.

     The term of the business collaboration agreement was for a period of one-year, with automatic one-year renewals unless terminated by one of the parties by giving sixty-day written notice to the other party. The September amendment extended the term through September 2005. HealthWatch paid Halis approximately $49,500 and $55,473 in 2000 and 1999, respectively, under the business collaboration agreement.

HealthWatch/Halis Merger

     On March 8, 2000, HealthWatch executed a letter of intent with Halis to merge Halis with and into a wholly-owned subsidiary of HealthWatch. As of June 30, 2000, HealthWatch was the single largest shareholder, owning approximately 25% of the outstanding common stock of Halis. Halis and HealthWatch currently operate under a business collaboration agreement for the HES System and MERAD technologies and a cost sharing arrangement for corporate office space and administrative resources, as discussed above.

     The letter of intent contains a binding provision providing HealthWatch an unconditional right to purchase, prior to the closing of the merger, up to $1,000,000 of Halis' common stock at $.20 per share for a total of 5,000,000 shares, and upon consummation of such financing, HealthWatch shall have a three month option to purchase up to an additional $5,000,000 of Halis' common stock at a price of $.20 per share.

     In April 2000, HealthWatch exercised its option to purchase 5,000,000 shares of Halis' common stock for a total investment of $1,000,000. As a result, HealthWatch received an option to purchase up to an additional 25,000,000 shares of common stock for a total purchase price of $5,000,000. On July 28, 2000, without affecting the terms of the merger, HealthWatch and Halis executed an amendment to the financing option which extended the option period through and including September 29, 2000. All other terms and conditions to the financing option, including the exercise price, were unchanged.

     On June 29, 2000, the Company, Halis, Inc.. and HealthWatch Merger Sub, Inc. executed a definitive Agreement and Plan of Merger. Under the terms of the merger agreement, each outstanding share of Halis common stock would be converted into one twentieth (.050) of a share of HealthWatch common stock (i.e. an exchange ratio of 1 share of HealthWatch common stock for 20 shares of Halis common stock). The merger agreement also provides, under certain circumstances, for a termination fee of $500,000 to be imposed against a breaching party that prevents the closing of the merger.

     The merger agreement will automatically terminate on September 30, 2000, if the merger has not closed by that date. Based on the conditions required for closing as discussed below, the parties will not be able to close on or before September 30, 2000. HealthWatch and Halis are currently negotiating to extend the termination date in the merger agreement to provide additional time to close the transaction. HealthWatch expects the merger to close during the last quarter of calendar year 2000. However, there can be no assurances that the merger agreement will be amended to extend the termination date, and even if the termination date is extended, there can be no assurances that the parties will be able to satisfy the conditions to closing the merger.

     The merger is subject to the satisfaction of various conditions, including without limitation, the approval of the transaction by the majority of the shareholders of each such company, the qualification of the merger as a tax-free reorganization for income tax purposes, the registration with the Securities and Exchange Commission of the shares to be issued in the merger, listing of the shares so issued on the Nasdaq SmallCap Market, issuance of favorable fairness opinions of the financial advisors retained by each company and various other customary conditions. No assurance can be given that the parties will be able to satisfy the conditions to the consummation of the transaction. (See "Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc." attached hereto as Exhibit 10.6)

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)  Listing of Exhibits:

3.1  Articles of Incorporation, as amended, of the Company (2).
3.2  Bylaws, as amended, of the Company (3).
4.1  Specimen form of the Company's Common Stock certificate (3).
4.2  HealthWatch, Inc. Stock Option Plan of 1989 (4).
4.3  Form of Incentive Stock Option Agreement (4).
4.4  Form of Nonstatutory Stock Option Agreement (4).
4.5  HealthWatch, Inc. Stock Option Plan of 1993 (5).
4.6  HealthWatch, Inc. Stock Option Plan of 1995 (6).
4.7  HealthWatch, Inc. 1995 Stock Grant and Salary Deferral Plan (6).
4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (7).
4.9 Subscription and Purchase Agreement between HealthWatch, Inc. and Halis, Inc.(8).
4.10 Certificate of the Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. (11)
4.11 Certificate of the Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. (11)
4.12 Certificate of the Designation, Preferences, Rights and Limitations of the Series C 8% Convertible Preferred Stock of HealthWatch , Inc. Dated March 20th, 2000 and filed with the Minnesota Secretary of State on March 20th, 2000.(13)
4.13 Certificate of the Designation, Preferences, Rights and Limitations of the Series D 8% Convertible Preferred Stock of HealthWatch , Inc. Dated March 20th, 2000 and filed with the Minnesota Secretary of State on March 20th, 2000. (13)
10.1 Business Collaboration Agreement dated as of October 10, 1997 between the Company and Halis, Inc. (9).
10.2 Consulting Agreement dated as of October 10, 1997 among the Company, Paul Harrison Enterprises, Inc. and Paul Harrison (9).
10.3 Consulting Agreement dated as of October 10, 1997 between the Company and Larry Fisher (9).

10.4 Agreement and Plan of Merger dated as of September 30, 1998 among HealthWatch, Inc., MERAD Software, Inc. and Paul Harrison Enterprises, Inc.
     (10).
10.5 Letter of Intent between HealthWatch, Inc. and Halis, Inc. dated March 8th, 2000. (14)
10.6 Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated June 29, 2000. (1)
10.7 Amendment to the Business Collaboration Agreement dated as of September 20, 2000 between HealthWatch, Inc., and Halis, Inc. (1)
16.1 Letter on Change in Certifying Accountant (12).
21   Subsidiaries of the Company at June 30, 2000 (1).
23.2 Consent of Tauber & Balser, P.C. with regard to HealthWatch, Inc. (1)
23.3 Consent of Tauber & Balser, P.C. with regard to Halis, Inc. (1)
27.1 Financial Data Schedule. (1)
-----------------

(1)  Filed herewith.
(2) Incorporated herein by reference to the Company's Annual Report, Form 10-K, for the year ended June 30, 1990 (File No. 0-11476).
(3) Incorporated herein by reference to Registration Statement, Form S-18 (File No. 2-85688D).
(4) Incorporated herein by reference to Registration Statement, Form S-2 (File No. 33-42831).
(5) Incorporated herein by reference to the Company's Annual Report, Form 10-KSB, for the year ended June 30, 1994 (File No. 0-11476)
(6) Incorporated herein by reference to the Company's Annual Report, Form 10-KSB, for the year ended June 30, 1996 (File No. 0-11476).
(7) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 33-73462).
(8) Incorporated herein by reference to the Company's Annual Report, Form 10-KSB, for the year ended June 30, 1997 (File No. 0-11476).
(9) Incorporated herein by reference to the Company's Quarterly Report, Form 10-QSB, for the quarter ended December 31, 1997.
(10) Incorporated herein by reference to the Company's Current Report, Form 8-K, dated October 1, 1998.
(11) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB, for the year ended June 30, 1998 (File No. 0-11475).
(12) Incorporated herein by reference to the Company's Current Report on Form 8-K, dated June 29, 1999.
(13) Incorporated herein by reference to the Company's Current Report, Form 8-K, dated March 21, 2000.
(14) Incorporated herein by reference to the Company's Quarterly Report, Form 10-QSB, for the quarter ended March 31, 2000

(b)

During the quarter ended June 30, 2000, the Registrant filed no reports on Form 8-K.

HEALTHWATCH, INC. AND SUBSIDIARIES

                             FINANCIAL STATEMENTS
                             --------------------

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Independent Auditors' Report...............................................  F-2

Consolidated Balance Sheet.................................................  F-3

Consolidated Statements of Operations......................................  F-5

Consolidated Statements of Cash Flows......................................  F-6

Consolidated Statements of Shareholders' Equity............................  F-8

Notes to Consolidated Financial Statements.................................  F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
HealthWatch, Inc.

We have audited the accompanying consolidated balance sheet of HealthWatch, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthWatch, Inc. and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.


September 26, 2000

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2000


                                     ASSETS

CURRENT ASSETS
  Cash                                         $   16,264
  Accounts receivable, net of allowance for
     doubtful accounts of $17,698                  34,539
  Marketable securities                         3,935,500
  Inventory                                        35,477
  Other current assets                            266,293
                                               ----------

     TOTAL CURRENT ASSETS                       4,288,073
                                               ----------


OTHER ASSETS
  Property and equipment, net                      15,054
  Investment in and advances to HALIS, Inc.     2,211,487
  Intangible assets, net                        1,058,816
  Other assets                                     38,560
                                               ----------

     TOTAL OTHER ASSETS                         3,323,917
                                               ----------


       TOTAL ASSETS                            $7,611,990
                                               ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $    277,365
  Accrued expenses                                             229,679
  Deferred revenue                                               8,490
  Debentures payable                                            25,000
                                                          ------------

     TOTAL LIABILITIES (ALL CURRENT)                           540,534
                                                          ------------

SHAREHOLDERS' EQUITY
  Cumulative preferred stock, 1,000,000 shares
   authorized, $.05 par value; $11,182,300
   liquidation preference
     Series A, 5,000 shares issued and outstanding                 250
     Series P, 66,886 shares issued and outstanding              3,344
     Series C, 4,000 shares issued and outstanding                 200
     Series D, 74,130 shares issued and outstanding              3,707
  Common stock, $.05 par value; 10,000,000 shares
   authorized; 2,142,751 shares issued and outstanding         107,137
  Additional paid-in capital                                30,111,240
  Accumulated deficit                                      (23,041,022)
  Accumulated other comprehensive loss, net unrealized
     investment losses                                        (113,400)
                                                          ------------

     TOTAL SHAREHOLDERS' EQUITY                              7,071,456
                                                          ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  7,611,990
                                                          ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                                           2000          1999
                                                                        -----------   -----------
SALES                                                                   $   551,682   $ 1,220,803
COST OF SALES                                                               193,952       940,950
                                                                        -----------   -----------
  GROSS PROFIT                                                              357,730       279,853
                                                                        -----------   -----------

OPERATING COSTS AND EXPENSES
  Selling, general and administrative                                     1,964,127     1,320,500
  Depreciation and amortization                                             341,659       330,002
  Research and development                                                  136,780       286,921
                                                                        -----------   -----------
                                                                          2,442,566     1,937,423
                                                                        -----------   -----------

OPERATING LOSS                                                           (2,084,836)   (1,657,570)
                                                                        -----------   -----------

OTHER INCOME (EXPENSE)
  Loss from investment in HALIS, Inc.                                      (523,450)      (23,702)
  Other-than-temporary decline in value of investment in HALIS, Inc.       (472,810)            -
  Loss from impairment of intangible assets                                (213,286)            -
  Gain on extinguishment of debt                                            165,405             -
  Interest income                                                           110,606             -
  Interest expense                                                          (36,324)      (67,659)
                                                                        -----------   -----------
                                                                           (969,859)      (91,361)
                                                                        -----------   -----------

NET LOSS                                                                $(3,054,695)  $(1,748,931)
                                                                        ===========   ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE
  Net loss                                                              $(3,054,695)  $(1,748,931)
  Less preferred stock dividends (undeclared)                               425,304       269,358
                                                                        -----------   -----------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                               $(3,479,999)  $(2,018,289)
                                                                        ===========   ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                            $     (2.26)  $     (3.75)
                                                                        ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                      1,538,924       537,972
                                                                        ===========   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                   2000              1999
                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $(3,054,695)      $(1,748,931)
                                               -----------       -----------
  Adjustments:
    Depreciation                                    18,163            19,196
    Amortization                                   323,496           310,806
    Loss on disposal of equipment                    4,757                 -
    Loss from investment in HALIS, Inc.            523,450            23,702
    Decline in value of investment in
     HALIS, Inc.                                   472,810                 -
     Loss from impairment of intangible assets     213,286                 -
    Common stock issued for services               474,987                 -
    Gain on extinguishment of debt                (165,405)                -
    Changes in:
      Accounts receivable                           63,369            86,507
      Inventory                                     48,387           288,409
      Other current assets                        (256,362)           13,782
      Other assets                                  (4,550)          (24,759)
      Accounts payable                              91,741          (179,043)
      Accrued expenses                            (257,190)          144,224
      Deferred revenue                             (20,040)           (8,434)
                                               -----------       -----------
        Total adjustments                        1,530,899           674,390
                                               -----------       -----------
    Net cash used in operating activities       (1,523,796)       (1,074,541)
                                               -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment               (15,178)          (11,198)
  Purchase of HALIS, Inc. stock                 (1,000,000)         (157,741)
  Purchase of marketable securities             (4,000,000)                -
  Increase in due from HALIS, Inc.                (287,712)         (150,364)
  Purchase of intangible assets, capitalized
   MERAD Technology costs                         (217,496)                -
                                               -----------       -----------
    Net cash used in investing activities       (5,520,386)         (319,303)
                                               -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debentures payable                        -          (100,000)
  Proceeds from issuance of preferred
   stock, net of stock issue costs
   of $842,353                                   6,962,522                 -
  Proceeds from issuance of common stock            50,000           661,300
  Proceeds from exercise of warrants                26,178                 -
                                               -----------       -----------
    Net cash provided by financing
     activities                                  7,038,700           561,300
                                               -----------       -----------
NET DECREASE IN CASH                                (5,482)         (832,544)
CASH, BEGINNING OF YEAR                             21,746           854,290
                                               -----------       -----------
CASH, END OF YEAR                              $    16,264       $    21,746
                                               ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                           2000    1999
                                                         -------  -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest                                 $20,725  $25,601
                                                         =======  =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended June 30, 2000:

  The debenture holders converted debt of $455,000 and interest of $139,356 into 316,990 shares of common stock of the Company.

  The Company issued 164,186 and 49,438 shares of common stock valued at $357,487 and $109,122 for professional and consulting fees incurred in fiscal 2000 and fiscal 1999, respectively.

  The Company issued 28,417 shares of common stock valued at $53,283 for payment of additional consideration due to PHE shareholders which was accrued at June 30, 1999.

  The Company issued 97,334 shares of common stock valued at $182,500 to Paul W. Harrison, HealthWatch's Chairman and CEO, for payment of $117,500 of current services performed by Mr. Harrison and a $65,000 loan due to Mr. Harrison.

  The Company borrowed $48,900 from a financial institution in connection with its marketable securities acquisition, and this margin loan is included in accounts payable as of June 30, 2000.

  The Company accrued liabilities of $20,420 and increased its carrying value of the MERAD Technology for additional consideration associated with the acquisition of MERAD Software, Inc.

  The Company issued 229,000 shares of its common stock through the cashless exercise of warrants, of which 177,200 shares were returned to the Company to facilitate the transaction.

During the year ended June 30, 1999:

  The Company issued 97,680 shares of common stock valued at $448,436 to MERAD Software, Inc. (formerly Paul Harrison Enterprises, Inc.) prior to its acquisition by the Company in exchange for 1,400,000 shares of HALIS, Inc. common stock.

  The Company issued 66,886 shares of Series P preferred stock valued at $2,560,000 for 6,177,010 shares of HALIS, Inc. common stock valued at $868,488, 177,680 shares of its own common stock valued at $710,720 which was retired, other assets valued at $80,628, and the MERAD Technology valued at $900,164 in connection with the acquisition of MERAD Software, Inc. (formerly Paul Harrison Enterprises, Inc.).

  The Company accrued liabilities of $94,437 and increased its carrying value of the MERAD Technology for additional consideration associated with the acquisition of MERAD Software, Inc.

  The Company received 1,824,645 shares of HALIS, Inc. common stock valued at $157,741 in exchange for a note receivable from HALIS, Inc.

  The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                          Preferred Stock               Common Stock
                                                        ---------------------   ---------------------------
                                                         Shares      Amount        Shares          Amount
                                                        --------   ----------   -----------      ----------
Balance at June 30, 1998 as previously reported        1,145,000   $   11,450     2,420,721      $   24,207
One-for-five stock split                                (916,000)           -    (1,936,577)              -
                                                        --------   ----------   -----------      ----------

Balance at June 30, 1998 as adjusted                     229,000       11,450       484,144          24,207

Net loss                                                       -            -             -               -
Series P preferred stock issued in private offering       66,886        3,344             -               -
Common stock purchased and retired                             -            -      (177,680)         (8,884)
Common stock issued                                            -            -       241,991          12,100
Common stock issued in stock exchange                          -            -        97,680           4,884
Common stock options exercised                                 -            -        11,000             550
                                                        --------   ----------   -----------      ----------

Balance at June 30, 1999                                 295,886       14,794       657,135          32,857

Comprehensive Loss:
   Net loss                                                    -            -             -               -
 Unrealized holding loss on marketable securities              -            -             -               -

Total Comprehensive Loss

Conversion of substantially all Series A preferred
 stock                                                  (224,000)     (11,200)      734,908          36,745
Common stock issued                                            -            -       367,957          18,398
Conversion of debentures and related interest
 payable                                                       -            -       316,990          15,849
Common stock warrants exercised                                -            -       242,961          12,148
Common stock retired in cashless exercise of
 warrants                                                      -            -      (177,200)         (8,860)
Series C preferred stock issued in private offering        4,000          200             -               -
Series D preferred stock issued in private offering       74,130        3,707             -               -
                                                        --------   ----------   -----------      ----------
Balance at June 30, 2000                                 150,016   $    7,501     2,142,751      $  107,137
                                                        ========   ==========   ===========      ==========


                                                                                  Accumulated
                                                      Additional                     Other            Total
                                                       Paid-in     Accumulated   Comprehensive     Shareholders
                                                       Capital       Deficit          Loss            Equity
                                                     -----------   ------------   ------------      -----------
Balance at June 30, 1998 as previously reported      $18,895,757   $(18,237,396)   $         -      $   694,018
One-for-five stock split                                       -              -              -                -
                                                     -----------   ------------   ------------      -----------

Balance at June 30, 1998 as adjusted                  18,895,757    (18,237,396)             -          694,018

Comprehensive Loss:
   Net loss                                                    -     (1,748,931)             -       (1,748,931)
Series P preferred stock issued in private offering    2,556,656              -              -        2,560,000
Common stock purchased and retired                      (701,836)             -              -         (710,720)
Common stock issued                                      612,900              -              -          625,000
Common stock issued in stock exchange                    443,552              -              -          448,436
Common stock options exercised                            35,750              -              -           36,300
                                                     -----------   ------------   ------------      -----------

Balance at June 30, 1999                              21,842,779    (19,986,327)             -        1,904,103

Comprehensive Loss:
   Net loss                                                    -     (3,054,695)             -       (3,054,695)
 Unrealized holding loss on marketable securities              -              -       (113,400)        (113,400)
                                                                                                    -----------
Total Comprehensive Loss                                                                             (3,168,095)
                                                                                                    -----------
Conversion of Series A preferred stock                   (25,545)             -              -                -
Common stock issued                                      733,994              -              -          752,392
Conversion of debentures payable                         578,507              -              -          594,356
Common stock warrants exercised                           14,030              -              -           26,178
Common stock purchased and retired in cashless
 exercise of warrants                                      8,860              -              -                -
Series C preferred stock issued in private offering      374,800              -              -          375,000
Series D preferred stock issued in private offering    6,583,815              -              -        6,587,522
                                                     -----------   ------------   ------------      -----------
Balance at June 30, 2000                             $30,111,240   $(23,041,022)  $   (113,400)     $ 7,071,456
                                                     ===========   ============   ============      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

HealthWatch, Inc. was founded in 1983 and has evolved from a supplier of noninvasive vascular diagnostic medical instruments including a proprietary device used to monitor and control intravenous ("IV") drug infusion to hospitals and medical clinics throughout the United States into primarily a software information technology ("IT") company. The Company's virtual software application utility (the "MERAD Technology") utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in virtually unlimited number of combinations to provide efficient applications that can be accessed in both an Internet and Intranet environment. Headquartered in Atlanta, Georgia, HealthWatch has research and development, marketing, sales and support capabilities in the healthcare IT sector.

During fiscal 2000, the Company raised additional capital through private placements to begin the implementation of its business plan. The Company's objective is to become a leading provider of web-based applications to process and manage transactions for physician offices, hospitals, outpatient clinics, and other healthcare providers. As part of this plan, the Company will offer and market an enterprise software solution, known as the Healthcare Enterprise System (the "HES System"), which is owned by HALIS, Inc. ("HALIS"), an affiliated information technology company that is approximately 25% owned by HealthWatch (see Note B). The HES System uses proprietary technology to distribute, in a compressed digital format, one system that includes over 50 integrated applications for the management of a healthcare enterprise's resources, patient data, clinical data, and finances. The HES System was designed and built using the Company's software application utility, the "MERAD Technology." As provided in a Business Collaboration Agreement between HealthWatch and HALIS, HealthWatch has granted HALIS a non-exclusive license for the use of the MERAD Technology, while HALIS has granted HealthWatch a non-exclusive license to market the HES System. Revenue sharing provisions from the sale of the HES System are specified in the agreement. Through June 30, 2000, no significant revenues have realized by the Company through the sale of the HES System as the Company has refocused its efforts to upgrading the enterprise software solution to market and facilitate a web-based enterprise solution in an Internet environment. The Company has recently completed the upgrade of the HES System and plans to introduce the new Internet version into the market in the second quarter of fiscal 2001.

Principles of Consolidation and Accounting for Investees

The consolidated financial statements include the accounts of HealthWatch, Inc. and the Company's wholly owned subsidiaries MERAD Software, Inc. and HealthWatch Technologies, Inc. and their wholly owned subsidiaries, respectively. HealthWatch's investment in a company in which it has the ability to exercise significant influence over operating and financial policies is accounted for under the equity method. Accordingly, HealthWatch's share of the net losses of this company is included in consolidated net loss. Beginning January 29, 1999, HealthWatch's investment in HALIS was accounted for under the equity method. Prior to this date, the Company accounted for its available-for-sale investment in HALIS, Inc. at its fair value. All significant intercompany balances and transactions have been eliminated in consolidation.

Marketable Securities

The Company's investments in debt securities, which principally mature in two to five years, consist of corporate debt securities that are classified as available-for-sale. The aggregate fair value at June 30, 2000 was $3,935,500. Unrealized holding losses on these securities were $113,400 at June 30, 2000 and were recorded as a separate component of shareholders' equity.

Inventory

Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market. During fiscal 2000 and 1999, approximately $35,000 and $188,000 of inventory, respectively, was charged to operations - cost of sales as the products were determined to be obsolete.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Long-Lived Assets

HealthWatch evaluates the carrying value of long-lived assets, including intangibles, whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset.

Net Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share," which requires basic and dilutive earnings per share presentation. Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, stock warrants, and convertible debt and stock. As the Company's stock options, stock warrants, and convertible debt and stock are antidilutive for all periods presented, dilutive loss per share is the same as basic loss per share.

At June 30, 2000 and 1999, outstanding stock options, stock warrants, and convertible debt and stock to purchase 9,620,800 and 4,553,353 shares, respectively, of the Company's common stock were not included in the computation of diluted loss per share as their effect would be antidilutive.

Revenue Recognition

HealthWatch recognizes revenue from product sales at the time ownership transfers to the customer, principally, at shipment. Revenues from service contracts are generally recognized on the straight-line basis over the life of the contracts, which are principally 12 months. Deferred revenue represents amounts received on service contracts but not yet earned.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 consolidated financial statement presentation.


NOTE B - INVESTMENTS IN AND ADVANCES TO HALIS, INC. AND SUBSEQUENT
         MERGER OF HEALTHWATCH, INC. AND HALIS, INC.

At June 30, 2000, the Company owned 15,763,655 shares of HALIS, for an approximate 25% ownership interest. The Company has accounted for its investment in HALIS under the equity method. At June 30, 2000, the HALIS stock was trading on the NASDAQ OTC Bulletin Board at a price per share of $.0625, for an aggregate value of $985,228. Due to the existence of recurring operating losses of HALIS and a decline in the quoted market price below its carrying amount, management has deemed the decline to be other-than-temporary. As a result, a loss in value of $472,810 has been recognized as a separate component in the consolidated statements of operations. The investment's carrying value at June 30, 2000 was $1,773,411.

The carrying value of the investment in HALIS under the equity method exceeded the 25% equity in the underlying net assets of HALIS at June 30, 2000 by $1,773,411. This excess of the investment over the 25% equity in the underlying net assets of HALIS is being amortized on the straight-line method over a period of ten years.

In October 1997, HealthWatch and HALIS entered into a Business Collaboration Agreement. Under the Business Collaboration Agreement, HealthWatch has granted HALIS a non-exclusive license to HealthWatch's information technology software in exchange for a ten percent (10%) commission on sales of products or services incorporating such software. Additional, HALIS has granted HealthWatch a non-exclusive license to market the HES System or other HALIS products in exchange for a ten percent (10%) commission on all revenues received from sales or services relating to such products.

The agreement provides for the sharing of certain operating expenses, among other things. During the years ended June 30, 2000 and 1999, approximately $50,000 and $56,000, respectively, was expensed by the Company for shared operating expenses.

In September 2000, the Business Collaboration Agreement was amended to provide, among other things, the revenue sharing based on a 60/40 split (i.e. the selling company would receive 60% of the sales price and the company that owns the technology would received 40% of the sales price). Furthermore, HealthWatch is obligated to pay HALIS a collaboration fee of $50,000 per month which shall be applied as a credit against any revenue sharing amount that is due to HALIS. HALIS is obligated to provide support of HealthWatch for the HALIS software products, provide reasonable product enhancement as part of product release updates and cooperate with HealthWatch with regard to product enhancement requests. HealthWatch may terminate the $50,000 monthly collaboration fee payable to HALIS on or after October 1, 2001, under certain terms and conditions.

On June 29, 2000, the Company entered into an Agreement and Plan of Merger with Halis. Halis is engaged in the business of providing information technology applications and services to the healthcare industry. HealthWatch is currently the single largest shareholder of Halis, owning 15,763,655 shares (approximately 25%) of Halis' issued and outstanding common stock, and has an option that expires on September 29, 2000 to purchase up to an additional 25,000,000 shares of Halis common stock at $.20 per share.

Under the Agreement and Plan of Merger, the Company will issue approximately 2,300,000 registered shares of its common stock in exchange for all of the Outstanding shares of common stock of Halis (an exchange ratio of one share of HealthWatch common stock for twenty shares of Halis common stock). The holders of other convertible securities (i.e., warrants and options) of Halis will receive convertible securities of the Company having similar terms and conditions. The transaction is subject to shareholder approval and other customary conditions.

If either company terminates or withdraws from the merger agreement without the consent of the other party, they may be liable to the non-terminating party, under certain conditions, for $500,000 in liquidated damages.

The Company anticipates accounting for the acquisition under the purchase method of accounting, whereby the assets and liabilities of HALIS are recorded at their fair market value as of the date of the acquisition. The excess purchase price over the fair market value of the net tangible assets acquired has been identified as an intangible asset related to the HES Technology and will be amortized over a ten year period.

Summarized below is the unaudited condensed and pro forma consolidated balance sheet and statement of operations as if the acquisition had taken place at the beginning of the year ended June 30, 2000.


                                             Pro Forma Condensed Consolidated Balance Sheet (Unaudited)
                                             ----------------------------------------------------------
                                                                                Pro Forma              Pro Forma
                         HealthWatch, Inc.   HALIS, Inc.      Acquisition     Consolidating         HealthWatch,Inc
                           Consolidated     Consolidated      Adjustment         Entries              Consolidated
                         -----------------  -------------  -----------------  ------------          ---------------
Current assets                  $4,288,073    $1,021,002      $           -   $         -            $ 5,309,075
Marketable equity
 securities - related
 party                           1,773,411        22,395                  -    (1,795,806)(2)(3)               -
Property and equipment
 net                                15,054       327,959                  -             -                343,013
Due from related party             438,076             -                  -      (438,076)(4)                  -
Intangible assets, net           1,058,816       741,692          5,400,000 (1)  (540,000)(5)          6,660,508
Other assets                        38,560       102,840                  -             -                141,400
                                ----------    ----------   ----------------   ------------           -----------
Total assets                    $7,611,990    $2,215,888      $   5,400,000   $(2,773,882)           $12,453,996
                                ==========    ==========   ================   ============           ===========

                                                   Pro Forma Condensed Consolidated Balance Sheet (Unaudited)
                                                   ----------------------------------------------------------
                                                                                          Pro Forma              Pro Forma
                              HealthWatch, Inc.    HALIS, Inc.         Acquisition      Consolidating         HealthWatch, Inc.
                                Consolidated      Consolidated          Adjustment         Entries              Consolidated
                              -----------------   ------------        -------------     -------------         -----------------
Current liabilities              $  540,534        $2,141,860         $           -      $  (438,076)(4)         $ 2,244,318
Long-term obligations
 under capital leases                     -           175,734                     -                -                 175,734
                                 ----------        ----------      ----------------      -----------             -----------
Total liabilities                   540,534         2,317,594                     -         (438,076)              2,420,052
Shareholders' equity              7,071,456          (101,706)            5,400,000 (1)   (2,335,806)(2)(3)(5)    10,033,944
                                 ----------        ----------      ----------------      -----------             -----------
Total liabilities and
  equity                         $7,611,990        $2,215,888         $   5,400,000      $(2,773,882)            $12,453,996
                                 ==========        ==========      ================      ===========             ===========

(1) To reflect the acquisition of Halis as if the acquisition had occurred on July 1, 1999, to record net assets purchased at fair market value, and eliminate Halis' equity and goodwill.
(2) To eliminate HealthWatch's investment in Halis carried on the equity method and Halis' investment in HealthWatch.
(3) To retire HealthWatch's common stock purchased as part of the acquisition of Halis.
(4)  To eliminate intercompany balances as of June 30, 2000.
(5)  To record amortization of intangible assets over ten years.


                              Pro Forma Condensed Consolidated Statement of Operations (Unaudited)
                           ---------------------------------------------------------------------------
                                                                    Pro Forma           Pro Forma
                            HealthWatch, Inc.    HALIS, Inc.      Consolidating      HealthWatch,Inc.
                              Consolidated       Consolidated        Entries           Consolidated
                           -------------------  --------------  ------------------  ------------------
Sales                             $   551,682     $ 4,326,750      $   (21,936)(3)        $ 4,856,496
Cost of sales                         193,952         188,941          (21,936)(3)            360,957
                                  -----------     -----------      -----------            -----------

 Gross profit                         357,730       4,137,809                -              4,495,539
Operating expenses                  2,442,566       5,125,048          540,000 (2)          8,107,614
                                  -----------     -----------      -----------            -----------

 Loss from operations              (2,084,836)       (987,239)        (540,000)            (3,612,075)
Other income (expense)               (969,859)       (639,983)         996,260 (1)           (613,582)
                                  -----------     -----------      -----------            -----------

 Net loss                         $(3,054,695)    $(1,627,222)     $   456,260            $(4,225,657)
                                  ===========     ===========      ===========            ===========

Net loss per common share              $(2.26)                                                 $(1.21)
                                  ===========                                             ===========

Weighted average number
 of common shares outstanding       1,538,924                                               3,835,591
                                  ===========                                             ===========

(1) To eliminate equity loss from investment in Halis and other-than-temporary decline in value.
(2) To record amortization of intangible assets  over ten years.
(3) To eliminate MERAD royalties on HES sales.


NOTE C - ACQUISITION OF MERAD SOFTWARE, INC. (FORMERLY PAUL HARRISON ENTERPRISES, INC.) ("PHE")

On October 1, 1998, the Company completed the acquisition of MERAD Software, Inc. (formerly Paul Harrison Enterprises, Inc.) and subsidiaries. The Company issued 66,886 shares of Series P preferred stock in exchange for all of the issued and outstanding common stock of PHE. In addition, the Company agreed to pay to the former shareholders of PHE additional consideration determined based on the terms of the contract. The additional consideration was payable for a period of ten years or until the Company had paid an aggregate $7,000,000 in additional consideration. Effective April 25, 2000, the former PHE shareholders agreed to waive any rights to payment of additional consideration and terminated the Consideration Agreement.

The former PHE shareholders as a group earned $20,420 and $94,437 in additional consideration for the fiscal years ended June 30, 2000 and 1999, respectively. The outstanding balance due to the former PHE shareholders at June 30, 2000 was $6,241.

The Company has accounted for the acquisition under the purchase method of accounting whereby the assets and liabilities of PHE are recorded at their fair market value as of the date of the acquisition. The excess purchase price over the fair market value of the net tangible assets acquired has been identified as the MERAD Technology and is being amortized over a ten year period.

Summarized below is the unaudited condensed and pro forma consolidated statement of operations as if the acquisition had taken place at the beginning of the year ended June 30, 1999.

                                    Pro Forma Condensed Consolidated Statement of Operations (Unaudited)
                                 ---------------------------------------------------------------------------
                                                       Paul Harrison        Pro Forma         Pro Forma
                                 HealthWatch, Inc.   Enterprises, Inc.    Consolidating    HealthWatch,Inc.
                                    Consolidated       Consolidated          Entries         Consolidated
                                 ------------------  -----------------  -----------------  -----------------
Sales                                  $ 1,220,803            $157,024     $ (117,024)(2)       $ 1,260,803
Cost of sales                              940,950                   -              -               940,950
                                       -----------            --------     ----------           -----------
   Gross profit                            279,853             157,024       (117,024)              319,853
Operating expenses                       1,938,596              80,737         24,823 (1)         2,044,156
                                       -----------            --------     ----------           -----------
 Loss from operations                   (1,658,743)             76,287       (141,847)           (1,724,303)
 Other income (expense)                    (90,188)                  -              -               (90,188)
                                       -----------            --------     ----------           -----------
   Net income (loss)                   $(1,748,931)           $ 76,287     $ (141,847)          $(1,814,491)
                                       ===========            ========     ==========           ===========
Net loss per common share                   $(3.75)                                                  $(3.87)
                                       ===========                                              ===========
Weighted average
 number of common shares outstanding       537,972                                                  537,972
                                       ===========                                              ===========


(1) To record amortization of MERAD Technology.
(2) To eliminate intercompany sales.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2000:

     Furniture and equipment                    $ 318,620
     Accumulated depreciation                    (303,566)
                                               ----------

       Property and equipment, net              $  15,054
                                                =========


NOTE E - INTANGIBLE ASSETS

Intangible assets arising from the acquisition of MERAD Software, Inc. (formerly Paul Harrison Enterprises, Inc.) and subsidiaries consists of technology known as the MERAD Technology and are being amortized over ten years on the straight-line method. MERAD Technology consists of the following as of June 30, 2000:

     MERAD Technology                          $ 1,232,517
     Accumulated amortization                     (173,701)
                                               -----------
       MERAD Technology, net                   $ 1,058,816
                                               ===========

MERAD Technology includes the technology and virtual software application utility. During fiscal 2000, the Company capitalized direct costs of $217,496 incurred in modifying the MERAD Technology, giving it Internet application ability.

In June 2000, due to a change in the business focus and the expiration of major customer contracts of the Company's HealthWatch Technologies, Inc. subsidiary, the Company reviewed the recoverability of goodwill related to the subsidiary. The Company determined that the unamortized technology of $213,286 was not recoverable and should be written off.


NOTE F - DEBENTURES PAYABLE

During fiscal 2000, $455,000 of the debentures payable, along with $139,356 of accrued interest, were converted into 316,990 shares of common stock of the Company. As of June 30, 2000, $25,000 of debentures, along with accrued interest of $7,918, remained unpaid.

The remaining debentures accrue interest at an annual rate of 10%, payable quarterly and are secured by substantially all assets of the Company. The remaining debentures matured March 1, 1998 and are presently in default. As of June 30, 2000, the remaining debentures had not been extended and the Company was in default under the debenture agreements. The debentures are convertible into common stock, at the option of the holder.

NOTE G - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into an operating lease for office and warehouse space, which began on January 1, 1999 and is for a period of three years. The lease agreement calls for total annual rent of $49,200, with a 4% increase each year. Prior to the execution of this lease, the Company leased its office and warehouse space on a month-to-month basis.

Rent expense for 2000 and 1999 was $72,003 and $59,055, respectively.


NOTE H - STOCK SPLIT

On November 17, 1999, the Board of Directors authorized a one-for-five reverse stock split of the Company's common stock and its Series A and Series P preferred stock. The reverse stock split became effective on December 22, 1999, thereby reducing the number of common and preferred shares outstanding by 80% and increasing the par value of all classes of stock to $.05. All references in the accompanying consolidated financial statements to the number of common and preferred shares, number and exercise price of stock options and stock warrants, and per share amounts for periods prior to the reverse stock split have been restated to reflect the reverse stock split.

NOTE I - PREFERRED STOCK

Series A Preferred Stock

The Company has outstanding Series A 6% cumulative, non-voting preferred stock which has a stated value of $5 per share. Shareholders have the option to convert each of the Series A preferred stock into fully-paid and non-assessable shares of common stock at a conversion rate equal to the lesser of $2.60 per share or 70% of the market value of the common stock at the time of conversion. Dividends are payable semi-annually, if declared. No dividends have been declared to date. At June 30, 2000, the amount of dividends in arrears was $3,000. The Series A preferred stock has dividend and liquidation preferences over common stock and is on an equal liquidation and dividend basis with the Series P preferred stock and is subordinate to both the Series C and Series D preferred stock. The stated liquidation preference value was $25,000 at June 30, 2000.

Series P Preferred Stock

The Company has outstanding Series P cumulative, non-voting preferred stock, which has a stated value of $50 per share. Shareholders have the option to convert each of the Series P preferred stock into fifty shares of fully-paid and non-assessable shares of common stock, provided the conversion feature is approved by the vote of the Company's shareholders. The Series P preferred stock originally contained a cumulative dividend feature of 12% which adjusted to a maximum of 24% if the shares are not granted the right to convert by certain target dates. In connection with the private placement of the Company's Series D preferred Stock during March 2000, the holders of Series P preferred stock agreed to amend the Certificate of Designation, Rights and Limitations of the Series P preferred stock. The amendments included a retroactive adjustment to the cumulative dividend from the graduated dividend to an 8% cumulative dividend from the date of issuance until the shares are converted into common stock. The holders of Series P preferred stock also agreed to allow the Company to pay the dividends in cash or stock, at the Company's option. Dividends are payable semi-annually, if declared. No dividends have been declared to date. At June 30, 2000, the amount of dividends in arrears was $468,202. The Series P preferred stock has dividend and liquidation preferences over all common stock and is on an equal liquidation and dividend basis with the Series A preferred stock and is subordinate to both the Series C and Series D preferred stock. The stated liquidation preference value was $3,344,300 at June 30, 2000.

Series C Preferred Stock

The Company has outstanding Series C 8% cumulative preferred stock, which has a stated value of $100 per share. Subject to anti-dilution provisions, shareholders have the option to convert each of the Series C preferred stock into fully-paid and non-assessable shares of common stock at a conversion rate equal to the stated value divided by a conversion price of $1.88 per share. Dividends are payable, at the Company's option, either in cash or in shares of Series C preferred stock. No dividends have been declared to date. At June 30, 2000, the amount of dividends in arrears was $8,000. Series C preferred shareholders have voting rights as one class on all matters as to which holders of common stock are entitled to vote. Holders of Series C preferred stock are entitled the same number of votes as if the Series C preferred stock had been converted. The Series C preferred stock has dividend and liquidation preferences over Series A and Series P preferred stock and common stock, and is on an equal liquidation and dividend basis with the Series D preferred stock. The stated liquidation preference value was $400,000 at June 30, 2000.

Series D Preferred Stock

The Company has outstanding Series D 8% cumulative, non-voting preferred stock, which has a stated value of $100 per share. Subject to anti-dilution provisions, shareholders have the option to convert each of the Series D preferred stock into fully-paid and non-assessable shares of common stock at a conversion rate equal to the stated value divided by a conversion price of $3.50 per share. Dividends are payable, at the Company's option, either in cash or in shares of Series D preferred stock. No dividends have been declared to date. At June 30, 2000, the amount of dividends in arrears was $148,260. Series D preferred shareholders have voting rights as one class on all matters as to which holders of common stock shall are entitled to vote. Holders of Series D preferred stock are entitled to the same number of votes as if the Series D preferred stock had been converted.

The Series D preferred stock has dividend and liquidation preferences over Series A and Series P preferred stock and common stock, and is on an equal liquidation and dividend basis with the Series C preferred stock. The stated liquidation preference value was $7,413,000 at June 30, 2000.


NOTE J - SHAREHOLDERS' EQUITY

Private Placement of Common Stock

During fiscal 2000, the Company offered and issued 28,572 shares of common stock at $1.75 per share. The offering netted the Company proceeds of $50,000.

During fiscal 1999, the Company offered and issued 1,241,991 shares of common stock at various prices per share in private offerings. Net proceeds to the Company aggregated $625,000.

During fiscal 1999, the Company issued 11,000 shares of common stock at $3.30 per share as a result of options being exercised by former employees.

Stock Options

The Company has in place a 1995 Stock Option Plan. Pursuant to the plan, the Board of Directors may grant options to key individuals at its discretion. Option prices for incentive stock options may not be less than the fair market value on the date the option is granted, whereas, non-statutory stock option prices may not be less than 85% of the fair market value on the date the option is granted. The options vest over a period of up to three years. At June 30, 2000, there were no shares reserved for issuance under the 1995 Stock Option Plan.

A summary of the status of the Company's stock options plans as of June 30, 2000 and 1999 and changes during the years ending on those dates is presented below:

                                                          2000                      1999
                                                        Weighted                  Weighted
                                                        Average                   Average
                                           Shares    Exercise Price  Shares    Exercise Price
                                           -------   --------------  -------   --------------
     Outstanding at beginning of year      252,569           $ 4.50  171,939           $ 6.45
     Granted                               583,333           $ 3.19  125,200           $ 4.80
     Exercised                                   -           $    -  (11,000)          $ 3.30
     Expired                                  (286)          $66.50   (1,310)          $76.50
     Cancelled                             (11,743)          $11.43  (32,260)          $ 9.55
                                           -------           ------  -------           ------
     Outstanding at end of year            824,143           $ 3.45  252,569           $ 4.50
                                           =======           ======  =======           ======
     Options exercisable at end of year    824,143           $ 3.45  238,902           $ 4.55
                                           =======           ======  =======           ======
     Weighted-average fair value of
       options granted during the year                       $  .45                    $  .35
                                                             ======                    ======


The following table summarizes information about stock options outstanding at June 30, 2000:

                      Options Outstanding              Options Exercisable
                      -------------------            ----------------------
                           Weighted-      Weighted-               Weighted-
        Number              Average        Average     Number      Average
     Outstanding           Remaining      Exercise   Outstanding  Exercise
      at 6/30/00        Contractual Life    Price    at 6/30/00     Price
----------------------  ----------------  ---------  -----------  ---------
            3,333             9.61 years      $8.95        3,333      $8.95
          124,667             3.29 years      $4.80      124,667      $4.80
          440,000             9.61 years      $3.50      440,000      $3.50
          116,143             2.54 years      $3.30      116,143      $3.30
           80,000             9.56 years      $2.25       80,000      $2.25
           60,000             9.44 years      $1.88       60,000      $1.88
          -------                                        -------
          824,143                                        824,143
          =======                                        =======

Various officers and directors have been granted a total of 648,000 options under the Company's Stock Options Plans which are included in the above table (see Note L).

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options rather than Statement of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with APB 25, since the exercise price of the underlying stock options equaled the fair market on the date of grant, no compensation expense was recognized.

SFAS 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: no dividend yield for each year; expected volatility of 162.50% and 136.25%, respectively; weighted-average risk-free interest rates of 6.66% and 4.72%, respectively, and weighted-average expected option lives of five and three years, respectively.

                                                       2000          1999
                                                    -----------   -----------

     Net loss available to common shareholders:
       As reported                                  $(3,479,999)  $(2,018,289)
       Pro forma                                    $(3,771,769)  $(2,118,726)

     Net loss per common share:
       As reported                                  $     (2.26)  $     (3.75)
       Pro forma                                    $     (2.45)  $     (3.94)

In May 2000, the Company adopted its 2000 Stock Option Plan. This plan provides that 2,000,000 shares of the Company's common stock be reserved for issuance subject to annual adjustment. The 2000 Stock Option Plan provides for the grant of options that are intended to qualify as incentive stock options to any employee of the Company or its subsidiaries, and the grants of options that are considered non-qualified due to certain conditions as to issuance.

The Company has issued stock warrants in conjunction with the issuance of preferred and common stock and the conversion of debentures payable to common stock, as commissions on the issuance of equity capital, and as debt costs associated with short-term financing. Activity related to stock warrants was as follows:

                                                                                             Weighted Average
                                                                                Warrants      Exercise Price
                                                                            ----------------  --------------
     Outstanding at June 30, 1998                                                   299,583           $14.90
       Granted                                                                      234,161           $ 3.15
       Expired                                                                      (60,583)          $49.55
                                                                                 ----------           ------
     Outstanding at June 30, 1999                                                   473,161           $ 4.65
       Granted                                                                    2,849,284           $ 3.05
       Exercised                                                                   (242,961)          $ 5.76
                                                                                 ----------           ------
     Outstanding at June 30, 2000                                                 3,079,484           $ 3.08
                                                                                 ==========           ======

At June 30, 2000, the Company had stock warrants outstanding as follows:

      Common Shares      Exercise            Expiration
      Under Warrant    Price Per Share          Date
      -------------    ------------------    ----------
         10,000              $8.60           January 2003
         20,000              $7.97           April 2001
         37,736              $4.31           March 2001
      2,058,977              $3.50           March 2005
        133,334              $2.44           January 2001
         29,091              $2.24           January 2001
        790,346              $1.88           February 2001 to December 2004
      ---------
      3,079,484
      =========


NOTE K - RELATED PARTY TRANSACTIONS

Officer and Director Options

At June 30, 2000, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors:

      Common Shares      Exercise            Expiration
      Under Warrant    Price Per Share          Date
      -------------    ------------------    ----------
          3,333            $8.95             January 2003
        124,667            $4.80             October 2003
        400,000            $3.50             February 2010
         50,000            $3.30             October 2002 to May 2003
         50,000            $2.25             January 2010
         20,000            $1.88             December 2009
        -------
        648,000
        =======

All options granted to officers and directors as shown above are exercisable at June 30, 2000.

Officer and Director Warrants

At June 30, 2000, the Company had outstanding to officers and directors stock warrants to purchase 171,198 shares of common stock at prices ranging from $1.88 per share to $8.60 per share. These warrants expire at various dates from January 2001 through March 2005.

Director Fees

During fiscal 2000, 40,000 shares of the Company's common stock valued at $75,000, were issued to two of the Company's directors as compensation.

Consulting Agreements

Creative Business Strategies, Inc. (CBS), a company owned by a former director/shareholder of the Company, provides the Company with business development consulting services in exchange for a fee. During 2000 and 1999, the Company had incurred $46,203 and $29,674, respectively, of fees to CBS, of which $10,000 and $15,326, respectively, remained unpaid at June 30, 2000 and 1999 and are included in accrued expenses.

MERAD Royalty

As a result of acquiring the MERAD Technology in the PHE acquisition, the Company earns a royalty equal to 10% of the gross revenues generated by HALIS on sale of the HALIS Healthcare Enterprise System and any derivative products or services associated therewith. The Company earned $21,935 and $66,087 in royalties during fiscal 2000 and fiscal 1999, respectively. As of June 30, 2000, no amounts have been paid to HealthWatch by HALIS in conjunction with the MERAD royalty.


NOTE L - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items:


                                                                     2000     1999
                                                                   ------   ------
     Tax benefit computed at the maximum federal statutory rate    (34.0)%  (34.0)%
     Decrease in tax benefit resulting from:
       Amortization of intangible assets                              4.0      6.0
       Loss to be carried forward                                    30.0     28.0
                                                                   ------   ------
          Income tax provision                                        0.0%     0.0%
                                                                   ======   ======

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of tax carryforwards and also from the unrealized loss on marketable securities.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

                                      2000          1999
                                  -----------   -----------
     Deferred tax assets          $ 5,054,000   $ 3,887,000
     Less valuation allowance      (5,054,000)   (3,887,000)
                                  -----------   -----------
       Net deferred tax assets    $         -   $         -
                                  ===========   ===========

For financial statement purposes, no tax benefit has been reported in 2000 and 1999 as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

The net change in the deferred tax valuation allowance was an increase of $1,167,000 and $658,000 for the years ended June 30, 2000 and 1999, respectively.

At June 30, 2000, the Company had the following net operating loss carryforwards and investment tax credit carryforwards:

        Carryforward    Net Operating   Investment
           Expires          Loss        Tax Credits
           June 30      Carryforwards  Carryforwards
       ---------------  -------------  -------------
          2002            $         -        $ 3,798
          2003                627,889         14,560
          2004                 11,744              -
          2005                122,457              -
          2006                  1,371              -
          2007                235,901              -
          2008              1,461,790              -
          2009                281,054              -
          2010              1,644,839              -
          2011              1,666,725              -
          2012              1,815,490              -
          2013              1,881,569              -
          2019              1,901,851              -
          2020              3,050,000              -
                          -----------   ------------
                          $14,702,680        $18,358
                          ===========   ============

The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, the availability of these net operating loss carryforwards to offset future taxable income may be significantly limited due to ownership changes as defined in the Internal Revenue Code.


NOTE M - INFORMATION CONCERNING BUSINESS SEGMENTS

The Company's two reportable segments are strategic business units that offer different products and services principally to United States customers. These segments are Merad Software, Inc. ("Merad") and HealthWatch Technologies, Inc. ("Tech"). Merad is a healthcare information technology company that has developed and is in the initial stages of marketing software capable of processing and tracking information for a variety of healthcare enterprises. Tech is a supplier of noninvasive vascular diagnostic medical instruments and related supplies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Segment information for fiscal 2000 and fiscal 1999 is as follows:

                                       Merad        Tech        Other         Total
                                    -----------  ----------  ------------  ------------
2000
Revenues from external customers    $   21,935   $ 529,747   $         -   $   551,682
Segment loss                           (88,262)   (287,359)   (2,679,074)   (3,054,695)
Interest expense                        29,740       6,584             -        36,324
Total assets                         2,563,549      93,560             -        36,324
Capital expenditures
Depreciation and amortization          109,398     230,996         1,265       341,659

1999
Revenues from external customers        91,087   1,129,716             -     1,220,803
Segment profit (loss)                   42,956    (717,763)   (1,074,124)   (1,748,931)
Interest expense                             -           -        67,659        67,659
Total assets                         1,001,150     668,237     1,878,585     3,547,972
Capital expenditures                     9,608       1,590             -        11,198
Depreciation and amortization           73,897     256,105             -       330,002

NOTE N - FOURTH QUARTER ADJUSTMENTS

Significant adjustments made in the fourth quarter of fiscal 2000 are as follows:


  Record other-than-temporary decline in value of investment in Halis, Inc.  $472,810
  Record loss from impairment of intangible assets                           $213,286


                          HALIS, INC. AND SUBSIDIARIES
                          FINANCIAL STATEMENTS FOR THE
                          YEAR ENDED DECEMBER 31, 1999


TABLE OF CONTENTS
-----------------
                                                                            page

Independent Auditors' Report..............................................  F2-2

Consolidated Balance Sheet................................................  F2-3

Consolidated Statements of Operations.....................................  F2-5

Consolidated Statements of Cash Flows.....................................  F2-6

Consolidated Statements of Stockholders' Equity (Deficit).................  F2-8

Notes to Consolidated Financial Statements................................  F2-9


                                      F2-1

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
HALIS, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of HALIS, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HALIS, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 7, 2000

                                      F2-2

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999


                                     ASSETS

CURRENT ASSETS
 Cash                                                             $   13,503
 Receivables, less allowance for possible losses of $229,800         257,388
 Other current assets                                                 74,158
                                                                  ----------

  TOTAL CURRENT ASSETS                                               345,049
                                                                  ----------

PROPERTY AND EQUIPMENT
 Computers and software                                              425,564
 Vehicle                                                              36,588
 Office furniture and equipment                                       64,617
 Leasehold improvements                                               29,770
                                                                  ----------
                                                                     556,539
 Less: accumulated depreciation                                      183,289
                                                                  ----------

  PROPERTY AND EQUIPMENT, NET                                        373,250
                                                                  ----------

OTHER ASSETS
 Deposits                                                             99,250
 Goodwill, net of accumulated amortization of $1,144,222             870,191
 Other intangible, net of accumulated amortization of $69,283         49,488
 Investment                                                           48,958
                                                                  ----------

  TOTAL OTHER ASSETS                                               1,067,887
                                                                  ----------

   TOTAL ASSETS                                                   $1,786,186
                                                                  ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                                      F2-3

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $ 1,767,853
  Deferred revenue                                                      36,294
  Accrued payroll and payroll taxes                                    262,598
  Note payable to a bank                                               318,891
  Note payable - related party                                          15,000
  Obligations under capital leases - current portion                    60,211
                                                                 -------------

     TOTAL CURRENT LIABILITIES                                       2,460,847
                                                                 -------------

LONG-TERM DEBT
  Obligations under capital leases, net of current portion             208,560
                                                                 -------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $.10 par value; 5,000,000 shares authorized;
    none issued                                                              -
  Common stock, $.01 par value; 100,000,000 shares authorized;
    52,710,130 issued and outstanding                                  527,101
  Common stock to be issued, 781,250 shares                             40,000
  Additional paid-in capital                                        36,687,723
  Accumulated other comprehensive loss, unrealized
   loss on investment                                                  (76,042)
  Accumulated deficit                                              (38,062,003)
                                                                 -------------

     TOTAL STOCKHOLDERS' DEFICIT                                      (883,221)
                                                                 -------------


       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $   1,786,186
                                                                 =============


 The accompanying notes are an integral part of these consolidated financial statements.

                                      F2-4

                         HALIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999           1998
                                                              ----------     ------------
REVENUES                                                      $ 5,082,493     $ 7,630,370
                                                              -----------    ------------
COST AND EXPENSES
  Cost of goods sold                                              848,173       2,335,237
  Selling, general and administrative                           4,056,539       7,343,382
  Depreciation and amortization                                   620,137         911,371
  Research and development                                        287,254         725,994
  Write down of intangibles                                        63,996         224,312
                                                              -----------    ------------
     TOTAL COST AND EXPENSES                                    5,876,099      11,540,296
                                                              -----------    ------------

OPERATING LOSS                                                   (793,606)     (3,909,926)
                                                              -----------    ------------

OTHER INCOME (EXPENSE)
  Provision for losses on note receivable - related party        (623,377)              -
  Gain on sale of subsidiaries                                          -         926,017
  Loss on asset disposal                                                -        (174,603)
  Interest expense                                                (63,119)        (60,341)
  Interest income                                                  27,131          25,643
  Other income                                                      8,144          44,411
                                                              -----------    ------------
     TOTAL OTHER INCOME (EXPENSE)                                (651,221)        761,127
                                                              -----------    ------------

NET LOSS                                                      $(1,444,827)    $(3,148,799)
                                                              ===========    ============

BASIC AND DILUTED LOSS PER COMMON SHARE                             $(.03)          $(.06)
                                                              ===========    ============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                           51,266,751      50,804,461
                                                              ===========    ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                      F2-5

                          HALIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

                                                                1999           1998
                                                            -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(1,444,827)   $(3,148,799)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization:
       Property and equipment                                    115,772        150,009
       Goodwill                                                  402,883        634,679
       Other                                                     101,482        126,683
     Loss on disposal of property and equipment                        -        174,603
     Gain on sale of subsidiaries                                      -       (926,109)
     Write down of intangibles                                    63,996        224,312
     Interest accrued on note receivable - related party         (27,085)       (21,461)
     Provision for losses on accounts receivable                  11,003        186,951
     Provision for losses on note receivable                     623,377              -
     Issuance of common stock for services                        15,400              -
     Changes in operating assets and liabilities, net of
        assets and liabilities sold:
       Decrease (increase) in accounts receivable                 94,540       (369,981)
       Increase in other current assets                           (3,287)        (9,469)
       Decrease (increase) in deposits                            70,137        (63,908)
       Decrease in accounts payable and
         accrued expenses                                        (74,370)      (215,440)
       Increase (decrease) in accrued payroll and
         payroll taxes                                            (1,736)       201,700
       Increase (decrease) in deferred revenues                 (120,752)       275,965
                                                             -----------    -----------

          Total adjustments                                    1,271,360        368,624
                                                             -----------    -----------
     Net cash used by operating activities                      (173,467)    (2,780,175)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (76,162)       (48,574)
  Proceeds from sale of subsidiaries                                   -        400,000
                                                             -----------    -----------

     Net cash provided (used) by investing activities            (76,162)       351,426
                                                             -----------    -----------

 The accompanying notes are an integral part of these consolidated financial statements.

                                      F2-6

                          HALIS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

                                                                   1999           1998
                                                                ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of
     transaction costs                                           $250,000     $1,585,199
  Proceeds from 6% convertible promissory notes                         -        100,000
  Proceeds from 4% convertible promissory notes                         -        100,000
  Payments on convertible promissory notes                              -       (215,000)
  Payments on obligations under capital leases                    (42,216)       (98,954)
  Payments on note payable to a bank                              (56,635)       (97,822)
  Net proceeds (payments) on notes payable - related parties       59,500        (53,000)
                                                                 --------     ----------

     Net cash provided by financing activities                    210,649      1,320,423
                                                                 --------     ----------

NET DECREASE IN CASH                                              (38,980)    (1,108,326)

CASH, BEGINNING OF YEAR                                            52,483      1,160,809
                                                                 --------     ----------

CASH, END OF YEAR                                                $ 13,503     $   52,483
                                                                 ========     ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                                      F2-7

                          HALIS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

                                                                                     Accumulated
                                       Common Stock         Common     Additional       Other                           Total
                                   --------------------     Stock        Paid-In    Comprehensive    Accumulated    Stockholders'
                                     Shares     Amount   to be Issued    Capital         Loss          Deficit     Equity (Deficit)
                                   ----------  --------  ------------  -----------  --------------  -------------  ----------------

Balances, December 31, 1997       44,239,675  $442,397       $     -  $35,743,205       $      -   $(33,468,377)      $ 2,717,225

Comprehensive Loss:
  Net loss                                  -         -             -            -              -     (3,148,799)       (3,148,799)
  Change in unrealized loss on
    investment                              -         -             -            -        (88,542)             -           (88,542)
                                                                                                                       -----------
Total Comprehensive Loss                                                                                                (3,237,341)
Shares received and canceled as
  proceeds of sale of subsidiary  (11,548,325) (115,483)            -   (1,501,282)             -              -        (1,616,765)
Issuance of common stock           11,952,225   119,521             -    1,465,678              -              -         1,585,199
Common stock issued for conversion
  of convertible debt to equity     1,616,188    16,162             -      358,838              -              -           375,000
                                  -----------  --------  ------------  -----------  -------------   ------------       -----------

Balances, December 31, 1998        46,259,763   462,597             -   36,066,439        (88,542)   (36,617,176)         (176,682)

Comprehensive Loss:
  Net loss                                  -         -             -            -                    (1,444,827)       (1,444,827)
  Change in unrealized loss on
     investment                             -         -             -            -         12,500              -            12,500
                                                                                                                       -----------
Total Comprehensive Loss                                                                                                (1,432,327)
Issuance of common stock            2,066,667    20,667             -      189,333              -              -           210,000
Common stock issued to
 consultants                        1,059,055    10,591             -       97,457              -              -           108,048
Common stock issued for
 conversion
  of convertible debt to equity     1,824,645    18,246             -      139,494              -              -           157,740
Common stock issued to an
 employee
  in lieu of accrued compensation   1,500,000    15,000             -      195,000              -              -           210,000
Common stock to be issued                   -         -        40,000            -              -              -            40,000
                                   ----------  --------  ------------  -----------  -------------   ------------       -----------
Balances, December 31, 1999        52,710,130  $527,101       $40,000  $36,687,723       $(76,042)  $(38,062,003)      $  (883,221)
                                   ==========  ========  ============  ===========  =============   ============       ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                      F2-8

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company and Basis of Presentation

HALIS, Inc. ("HALIS") and Subsidiaries (collectively, the "Company") develops and supplies healthcare software systems and provides claims processing services to managed healthcare markets, medical practices, and related point of service markets. The Company also provides value added computer services, network solutions, and connectivity solutions and systems integration principally to Atlanta area businesses. Additionally, the Company provides services support, including onsite hardware maintenance, as well as network support programs. It grants credit to its customers without requiring collateral.

Principles of Consolidation

The consolidated financial statements include the accounts of HALIS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenue consists primarily of third party claims processing fees, consulting services, software licensing fees, sales of related computer hardware, and post contract customer support and maintenance. For 1999 and 1998, third party claims processing fees accounted for approximately 66% and 36%, respectively, of the Company's sales. Revenues are recognized as follows:

Claims processing, consulting services,     When the services are provided.
installation, training and education

Software Licensing Revenue                  After shipment of the product and
                                            fulfillment of acceptance terms,
                                            provided no significant obligations
                                            remain and collection of resulting
                                            receivable is deemed probable.

Contract Support                            Ratably over the life of the
                                            contract from the effective date.

Hardware Upon shipment of computer equipment to the customer, provided no significant obligations remain and collection of resulting receivable is deemed probable.

                                      F2-9

Cash - Agency Accounts

The Company, through its third party claims administration subsidiary, maintains custody of cash funds on behalf of its customers for the payment of insurance premiums to carriers and medical claims for covered individuals. The Company has custody of the funds but no legal right to them. Therefore, the cash balances and related liabilities are not reflected in the Company's balance sheet. At December 31, 1999, the Company maintained custody of approximately $1.3 million of customer funds.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally five to seven years.

Goodwill

Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over a period of five years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) in individual business units may not be sufficient to support the recorded asset. An impairment is recognized by reducing the carrying value of the goodwill based on the expected discounted cash flows of the business unit.

In December 1998, due to the anticipated expiration of major customer contracts of the Company's HALIS Consulting subsidiary ("HALIS Consulting"), the Company reviewed the recoverability of goodwill. The Company determined that the unamortized goodwill from the HALIS Consulting acquisition of $224,312 was not recoverable and should be written off.

Software Development Costs

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," research and development costs incurred prior to the attainment of technological and marketing feasibility of products are charged to operations. Thereafter, the Company capitalizes the direct costs and allocated overhead incurred in the development of products until the point of market release of such products, wherein costs incurred are again charged to operations.

Capitalized costs were amortized over a period of five years on a straight-line basis, and amortization commenced when the product was available for market release. In December 1999, due to the Company's plan to no longer sell its existing "window" based software product and to convert to an "Internet" driven software product in 2000, the Company reviewed the recoverability of software development costs. The Company determined that the unamortized software development costs of $63,996 was not recoverable and should be written off.

Other Intangible

Other intangible consists of license fees paid to a non-related company for the right to use its software technology in the development of the Company's software product and is amortized over a period of two years on a straight-line basis.

                                     F2-10

Investment

The investment is in a marketable equity security of a related company, which is classified as available-for-sale, and is carried at market value (see Note I). The purchase cost and fair value of the investment at December 31, 1999 was $125,000 and $48,958, respectively. The related unrealized holding loss of $76,042 is reported as a separate component of stockholders' equity (deficit) at December 31, 1999.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income
(loss) and for the loss carry-forwards based on enacted tax laws and rates. A valuation allowance is used to reduce deferred income tax assets to the amount that is more likely than not to be utilized.

Earnings Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share," which requires basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of potential common shares included in diluted earnings per share, but excluded in basic earnings per share. As the Company experienced net losses for the income statement periods presented, potential common shares have an antidilutive effect and are excluded for purposes of calculating diluted earnings per share. The number of shares which have an antidilutive effect on diluted earnings per share was 14,269,317 and 11,584,189 in 1999 and 1998, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and contingent assets and liabilities. Significant estimates included in these financial statements relate to the allowance for possible losses, useful lives, legal contingencies, and recoverability of long-term assets such as capitalized software development costs and goodwill. Actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheet for cash, receivables and notes payable approximate their fair values due to the short maturities of those instruments. Available-for-sale marketable securities are recorded at fair value in the consolidated balance sheet. Management is unable to estimate the fair value of its other financial instruments. These instruments are being paid as cash becomes available.

Reclassifications

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 consolidated financial statement presentation.

NOTE B - REALIZATION OF ASSETS AND SATISFACTION OF LIABILITIES

                                     F2-11

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss of $1,444,827 and $3,148,799 for the years ended December 31, 1999 and 1998, respectively, and had a working capital deficiency of $2,115,798 and an equity deficiency of $883,221 at December 31, 1999. The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash in its operating activities during the years ended December 31, 1999 and 1998 and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital and improved operations will be needed to sustain the Company's operations.

Management's plans in this regard include merging with HealthWatch, Inc. ("HealthWatch"), a related company which owns approximately 20% of HALIS (see
Note I). The Company expects the merger to improve its liquidity by having access to HealthWatch's cash reserves and increasing the Company's ability to raise additional growth capital. In addition, the Company is upgrading its HES software product to an Internet version. This upgrade will restructure the software into several healthcare software products under a common architecture, which the Company believes will improve market acceptance. The Company also plans to expand its business model to include e-commerce services that will supplement its software sales and value-added business services. The e-commerce business will focus on technology-based transactions that are paid for on a monthly or per-transaction basis. This revenue model is expected to generate recurring, more predictable revenues that can be leveraged to work towards a positive cash flow. Additionally, the Company will continue its efforts to raise the additional capital required to fund planned 2000 activities.

In view of the matters described above, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - NOTE PAYABLE

The Company has a 10.5% note payable to a bank in the amount of $318,891 as of December 31, 1999. The note is payable in monthly installments of $8,045, including interest, with a balloon payment of all unpaid principal and interest due on July 28, 2000. The note was assumed in connection with the disposal of a subsidiary of the Company. Certain assets of the former subsidiary act as collateral for the loan. The Company has guaranteed payment of the loan.


NOTE D - RELATED PARTY NOTES

The Company had an unsecured note receivable due from a stockholder of $623,377. The note accrues interest at 5% per annum and is due October 31, 2001. The stockholder may repay the note using HALIS common stock if certain conditions are met, including but not limited to the Company's common stock achieving a traded market price of at least $3 per share for a specified period of time.

In December 1999, the Company reviewed the collectibility of this note and determined that its collection was doubtful. The entire amount of the note has been reserved at December 31, 1999.

                                     F2-12

At December 31, 1999, the Company had an unsecured note payable to a stockholder and director of the Company in the amount of $15,000. This note was non-interest bearing and due on demand.

NOTE E - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under several operating lease agreements expiring in 2003. Rent expense for the office space and equipment classified as operating leases totaled $536,547 and $586,121 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

         2000         $  541,567
         2001            567,883
         2002            575,768
         2003            457,216
                      ----------
                      $2,142,434
                      ==========

Beginning January 2000, the Company will sublease one of its office facilities under a four year operating lease expiring December 2003. Minimum future subrental income anticipated under this agreement is as follows:

         2000        $193,392
         2001         222,372
         2002         226,630
         2003         231,104
                     --------
                     $873,498
                     ========

During 1998, the Company acquired equipment totaling $44,650 under a five year capital lease. During 1999, the Company acquired computers and software and a vehicle totaling $266,943 under capital leases ranging from three to five years. Amortization of these capital leases included in depreciation expense totaled $78,200 and $2,236 for the years ended December 31, 1999 and 1998, respectively. Accumulated depreciation amounted to $80,436 and $2,236 as of December 31, 1999 and 1998, respectively.

Future payments under these leases are as follows:

         2000                                       $ 84,432
         2001                                         82,635
         2002                                         78,775
         2003                                         71,572
         2004                                         10,341
                                                    --------
         Total minimum lease payments                327,755
         Amount representing interest                (58,984)
                                                    --------
         Present value of minimum lease payments    $268,771
                                                    ========

Employment Agreements

                                     F2-13

The Company had in effect an employment agreement with Paul W. Harrison which expired December 31, 1999. The agreement provided for an annual base salary of $280,000 (to be increased upon the attainment of annual revenue targets) plus certain incentive bonus payments and the issuance of qualified and non-qualified stock options to purchase common stock of the Company. Mr. Harrison agreed to reduce his 1998 salary to $235,000, of which $25,000 was paid in cash and the remaining $210,000 was satisfied through the issuance of 1,500,000 shares of the Company's common stock in February 1999. During 1999, Mr. Harrison agreed to reduce his 1999 salary to $107,000, of which $27,000 was paid in cash and the remaining $80,000 was satisfied through the issuance of 1,187,500 shares of the Company's common stock in February 2000. The Company is presently in negotiations with Mr. Harrison for terms of a new employment agreement.

The Company had also entered into an employment agreement with Larry Fisher which was scheduled to expire December 31, 1999. The agreement provided for an annual base salary of $175,000 plus incentive bonus payments and the issuance of qualified and non-qualified stock options to purchase common stock of the Company. During 1999, the Company and Mr. Fisher agreed to the mutual termination of his agreement effective December 31, 1998. Pursuant to a Separation and Settlement Agreement entered into with Mr. Fisher, the Company agreed to pay Mr. Fisher's unpaid 1998 base salary in cash and to issue Mr. Fisher 300,000 fully vested non-statutory stock options, exercisable at a price of $0.13 per share, expiring January 2006. At December 31, 1999, the remaining balance due to Mr. Fisher was $94,662.


Litigation

In February 1997, a complaint styled Advanced Custom Computer Solutions, Inc. ("ACCS"), Wayne W. Surman and Charlotte Surman v. Fisher Business Systems, Inc., HALIS, Inc., Larry Fisher, Paul W. Harrison, and Nathan I. Lipson was filed in the State Court of Fulton County, Georgia. The complaint alleges, among other things, breach of contract in connection with the termination by the Company of its merger agreement with ACCS, which the Company advised ACCS was terminated in November 1996 due to the impossibility of ACCS's fulfilling certain conditions to closing therein. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to the Company. The Surmans are the principals of ACCS and claim personal damages against the Company on certain of the claims, and claim a right to at least 150,000 shares of the Company's common stock, the exact amount to be determined at trial, based on a claim of a breach of an alleged oral contract to pay them shares of the Company's common stock as compensation for soliciting investors (the "Oral Contract Claim"). The Surmans further claim that the Company fraudulently induced them to solicit investors for the Company (the "Investor Solicitation Claim"). The complaint seeks damages in the amount of at least $2 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. The Company answered, denying the allegations of liability in the complaint, and the Company vigorously defended the lawsuit.

On November 19, 1998, the trial court granted summary judgment in favor of the Company on all but two counts of the plaintiff's complaint, as amended. The two counts remaining include the Oral Contract Claim and Investor Solicitation Claim. The plaintiffs have appealed to the Georgia Court of Appeals from the order granting partial summary judgment to the Company on all other claims, and the Company has cross-appealed the portions of the order denying summary judgment on the two surviving counts. The Georgia Court of Appeals has affirmed the trial court's granting of summary judgment in favor of the Company on seven of the nine counts in the complaint and affirming the denial of the Company's cross appeal denying summary judgment on the two surviving counts. There can be no assurance, however, that

                                     F2-14
the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

On July 18, 1997, the Company was sued by Penelope Sellers in an action seeking actual damages against the Company in the amount of $480,535, unspecified attorneys fees, and punitive damages of not less than $1,000,000. Ms. Sellers contends that a Finder's Fee Agreement into which she entered with the Company in August 1995, and under which she was to receive a commission equal to 10% of the amount of any equity investments in the Company or software licensing fees paid to the Company in respect to transactions introduced to the Company by her, entitles her to an amount in excess of the approximately $19,350 which she has been paid to date under that agreement. That amount represents 10% of the investment made by the principals of AUBIS, LLC ("AUBIS") in a private placement of convertible notes (in which private placement other investors besides the AUBIS principals participated) and 10% of the amounts received by the Company from the sale of Fisher Restaurant Management Systems by AUBIS.

Ms. Sellers claims that the entirety of the convertible notes offering described above (in which an aggregate of $1,470,000 was raised by the Company) would not have been successful but for her introduction of the AUBIS principals to the Company. As a result, Ms. Sellers has made a claim for 10% of all amounts raised in the notes offering. Ms. Sellers has also made a claim, based on the same rationale, to 10% of all capital funding raised by the Company (up to the $500,000 maximum compensation), including the proceeds of a private placement which raised gross proceeds of approximately $2 million. Finally, Ms. Sellers has made a claim for 10% of the value of AUBIS and HALIS Software, Inc.

The Company has answered Ms. Seller's complaint, denying liability under the Finder's Fee Agreement in an amount exceeding that already paid, and denying liability to Ms. Sellers under any of the factual or legal bases alleged in her complaint. Discovery has been completed. The defendants filed a motion for partial summary judgment, which was granted, effectively eliminating Larry Fisher and Paul Harrison on claims asserted against them for tortuous interference with contractual relations. The Company continues to vigorously defend this lawsuit. There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

On March 22, 1999, the Company and Paul Harrison were sued by Debra York, the former President of the Company's wholly owned subsidiary, The Compass Group, Inc. Ms. York's complaint alleged that she was owed compensation arising from a certain Agreement and Plan of Merger and Reorganization and a certain Employment Agreement, and in connection with certain alleged representations of the Company and Paul Harrison. On September 24, 1999, a settlement was reached among the parties in which the Company paid Ms. York $20,000 and Ms. York returned to the Company stock options to purchase 809,500 shares of the Company's common stock at a price of $0.13 per share.

On April 1, 2000, the Company was served a complaint by Carrera-Maximus, Inc. (previously known as Carrera Consulting Group). The complaint alleges breach of contract in connection with certain professional service fees, product support fees, and license fees paid to the Company under a contract between the two parties. Carrera-Maximus, Inc. is seeking the return of fees in the total amount of approximately $538,000. The Company denies the allegations of liability in the complaint and intends to vigorously defend this case, including the filing of an answer and assertion of the appropriate counter claims. There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

                                     F2-15

The Company is also party to litigation that it believes to be immaterial with respect to amount and is not disclosed herein. No provision has been made in these financial statements regarding these items due to the uncertainty of their ultimate resolution.


NOTE F - INCOME TAXES

Significant components of the Company's deferred income tax assets as of December 31, 1999 are as follows:

     Deferred tax assets:

       Net operating loss carry-forwards       $ 6,297,108
       Other, net                                  580,886
                                               -----------

     Net deferred tax asset                      6,887,994
     Valuation allowance                        (6,887,994)
                                               -----------

     Net deferred tax asset reported           $         -
                                               ===========

The valuation allowance at December 31, 1998 amounted to $6,405,312.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                           1999          1998
                                                          -------       ------

     Federal income tax rate                                (34.0)%     (34.0)%
     Effect of valuation allowance on deferred tax assets    34.0        34.0
     State income tax, net of Federal benefit                 0.0         0.0
                                                          -------       -----
     Effective income tax rate                                0.0%        0.0%
                                                          =======       =====

At December 31, 1999, the Company had available for carryforward a net operating loss of approximately $16.6 million. Approximately $9 million of the net operating loss relates to losses prior to 1997, and as a result of an ownership change on November 19, 1996, and in accordance with Section 382 of the Internal Revenue Code, the loss carryforward is limited to approximately $841,000 for each year thereafter. The net operating losses expire between the years 2000 and 2019. Future recognition of these carry-forwards will be reflected when it is more likely than not that they will be utilized.

Net operating loss carry-forwards expiring in the next five years are approximately as follows:

               2000    $  112,000
               2001       246,000
               2002     1,225,000
               2003     1,571,000
               2004       782,000

NOTE G - STOCK OPTION PLANS

During 1996, the Company adopted the 1996 Stock Option Plan which provided for the issuance of both qualified and non-qualified stock options to employees and non-employee directors pursuant to Section

                                     F2-16

422 of the Internal Revenue Code. The number of shares reserved for the plan was 3,000,000. On December 5, 1997 the shareholders of the Company approved an amendment to increase the number of shares available for grant from 3,000,000 shares to 8,000,000 shares. Additional non-qualified options may be granted outside of the plan upon approval of the Board of Directors.

Options issued to participants are granted with an exercise price of the mean between the high "bid" and low "ask" price (average market price) as of the close of business on the date of grant, and are exercisable up to ten years from the date of grant. Incentive stock options issued to persons who directly or indirectly own more than ten percent of the outstanding stock of the Company shall have an exercise price of 110 percent of the average market price on the date of grant and are exercisable up to five years from the date of grant.

The Company's previous incentive stock option plan, the 1986 Incentive Stock Option Plan, expired on January 29, 1996. The 1988 Non-qualified Stock Option Plan was terminated by the Company on April 24, 1996. Activity related to these plans is as follows:

                                      1986 &      Weighted               Weighted   Outside     Weighted
                                    1988 Plans:   Average   1996 Plan:   Average   of Plans:    Average
                                     Number of    Exercise  Number of    Exercise  Number of    Exercise
                                      Options      Price     Options      Price     Options      Price
                                    -----------   --------  ----------   --------  ----------   --------
Outstanding at December 31, 1997         71,940     $ 0.28   2,967,742      $1.67   7,872,000      $1.75

Granted                                       -          -     990,350      $0.13   3,995,290      $0.13
Expired                                       -          -           -          -           -          -
Terminated                                    -          -  (2,206,842)     $1.23  (2,222,200)     $0.38
Exercised                                     -          -           -          -  (1,000,000)     $0.13
                                                                                   ----------

Outstanding at December 31, 1998         71,940     $ 0.28   1,751,250      $0.25   8,645,090      $0.20

Granted                                       -          -           -          -   2,378,700      $0.08
Expired                                    (220)    $11.88           -          -           -          -
Terminated                                    -          -    (385,250)     $0.13    (717,000)     $0.13
Exercised                                     -          -           -          -           -          -
                                    -----------             ----------             ----------
Outstanding at December 31, 1999         71,720     $ 0.24   1,366,000      $0.20  10,306,790      $0.16
                                    ===========             ==========             ==========

Options exercisable at

December 31, 1999                        71,720     $ 0.24     775,475      $0.25  10,202,290      $0.16
                                    ===========             ==========             ==========

On February 25, 1998, the Company's Board of Directors adopted a resolution to amend the terms of certain outstanding stock option agreements to reduce the exercise price thereof and the number of shares of common stock subject thereto. In connection with this resolution, the aggregate number of options outstanding at December 31, 1997 was reduced by 2.1 million shares to approximately 8.8 million shares (prior to any other transactions in 1998). The weighted average exercise price declined from $1.72 per share to $0.54 per share.

Exercise prices for options outstanding as of December 31, 1999 under the 1986 and 1988 Plans range from $0.13 to $10.63 per share. The weighted average remaining life of these options was approximately three years.

                                     F2-17

Exercise prices for options outstanding as of December 31, 1999 granted under the 1996 Plan ranged from $0.13 to $2.00 per share. The weighted average remaining life of these options was approximately eight years.

Exercise prices for options outstanding as of December 31, 1999 granted outside of the Plans ranged from $0.05 to $2.12 per share. The weighted average remaining life of these options was approximately eight years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options rather than Statement of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with APB 25, since the exercise price of the underlying stock options equaled the fair market value on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998:

                                          1999        1998
                                       ----------  ----------
     Risk-free interest rate           4.55-5.67%  4.31-4.72%

     Dividend yield                          0.0%        0.0%

     Expected volatility                  147.60%     125.33%

     Weighted average expected life      4 years     4 years

     Forfeiture rate                         5.0%        5.0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and loss per share if compensation expense had been recognized for the options issued would have been as follows:

                                                           1999          1998
                                                       ------------  ------------

     Net loss - as reported                            $(1,444,827)  $(3,148,799)

     Net loss - pro forma                              $(1,472,727)  $(3,935,589)

     Reported loss per share - basic & diluted         $     (0.03)  $     (0.06)

     Pro forma loss per share - basic & diluted        $     (0.03)  $     (0.08)

     Weighted average fair value of options granted
       during the year                                 $      0.01   $      0.13

                                     F2-18

NOTE H - STOCK WARRANTS

The Company has issued stock warrants in conjunction with the issuance of common stock. Activity related to stock warrants was as follows:

                                                           Weighted Average
                                            Warrants        Exercise Price
                                           ---------       ----------------

     Outstanding at December 31, 1997      1,301,760            $1.73
       Granted                                     -            $   -
       Exercised                                   -            $   -
       Expired                               (25,000)           $1.35
                                          ----------
     Outstanding at December 31,1998       1,276,760            $1.73
       Granted                             1,161,822            $0.29
       Exercised                                   -            $   -
       Expired                                     -            $   -
                                          ----------
     Outstanding at December 31, 1999      2,438,582            $1.05
                                          ==========

At December 31, 1999 the Company had warrants outstanding as follows:

          Common Shares        Exercise            Range of
          Under Warrant    Price Per Share      Expiration Dates
          -------------    ---------------  ------------------------------

             437,500          $ .05                December 2004
             535,000          $ .11                 June 2004
             237,982          $1.35         September 2002 - December 2002
           1,228,100          $1.75         November 2001 - September 2002
           ---------
           2,438,582
           =========


NOTE I - RELATED PARTY TRANSACTIONS

On November 18, 1996, the Company entered into a license agreement for a proprietary technology asset ("MERAD") from Paul Harrison Enterprises, Inc. ("PHE"), which was controlled by the Chairman and Chief Executive Officer of the Company. Mr. Harrison served as the President of PHE and at the time beneficially owned approximately 40% of this company. PHE was acquired by HealthWatch, Inc. on October 2, 1998. The Company is obligated to pay a license fee equal to 10% of the gross revenues generated from MERAD and any derivations thereof by the Company or any of its affiliates to PHE (after the merger now known as MERAD Software, Inc.). During 1999 and 1998, $62,518 and $28,815, respectively, of license fees were incurred under this agreement. At December 31, 1999 and 1998, $87,483 and $24,965, respectively, was payable to PHE under this agreement and was included in accounts payable.

In addition, the Company was obligated to pay MERAD Corporation, a 79% subsidiary of PHE (Paul Harrison owns the remaining 21% interest), a development fee of $15,000 per month pursuant to a license and software development agreement between MERAD Corporation and HALIS Software, Inc. ("HSI"), a subsidiary of the Company. The development agreement with MERAD Corporation ended June 30, 1998.

In addition, during 1998, $160,000 was earned by MERAD Corporation for specific enhancements and maintenance required by the Company to its software products.

                                     F2-19

As part of the license agreement, HSI agreed to continue developing MERAD and to be a beta site to test MERAD's capabilities and functionality. HSI agreed that any enhancements and modifications to MERAD become the sole and exclusive proprietary property of MERAD Software, Inc., subject to HSI's rights to use the same under its license. With the exception of certain licenses to use MERAD, MERAD Software, Inc. has exclusive ownership rights to MERAD.

During 1999, the Company granted options to an officer/director of the Company to purchase 540,000 shares of the Company's common stock at a price of $.05 per share. These options expire December 2009.

During 1999, the Company granted options to a director of the Company to purchase 100,000 shares of the Company's common stock at a price of $.05 per share. These options expire December 2009.

During 1999, the Company granted options to a relative of an officer/director of the Company to purchase 100,000 shares of the Company's common stock at a price of $.05 per share. These options expire December 2009.

At December 31, 1999, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors:

      Common Shares      Exercise              Range of
      Under Option    Price Per Share      Expiration Dates
     ---------------  ---------------  -------------------------
          740,000          $.05              December 2009
        5,666,500          $.13        June 2006 - December 2009
        ---------
        6,406,500
        =========

Of the total outstanding options granted to officers and directors as discussed above, options to acquire up to an aggregate of $6,343,250 shares of common stock are exercisable at December 31, 1999.

During 1999, 1,500,000 shares of the Company's stock were issued to an officer of the Company for payment of accrued compensation of $210,000.

At December 31, 1998, the Company had outstanding a 6% convertible debenture to HealthWatch, Inc., a related company, in the amount of $100,000. During 1999, this related company loaned the Company an additional $57,741. In January 1999, the outstanding convertible debenture in the total amount of $157,741 was converted into 1,824,645 shares of the Company's common stock.

In 1997, the Company purchased an aggregate of 4,166 shares of HealthWatch Preferred Stock for $125,000. The HealthWatch Preferred Stock purchased by the Company was converted into 16,667 (adjusted for reverse stock split) shares of HealthWatch common stock, or 3.9% of the outstanding HealthWatch common stock at that time. The Company is not obligated and does not have the present intent to purchase additional shares of the common stock of HealthWatch.

Paul W. Harrison, the Chairman and Chief Executive Officer of the Company, is also the Chairman and Chief Executive Officer of HealthWatch. Mr. Harrison is also a shareholder of both companies.

During 1999 and 1998, the Company and HealthWatch operated under a Business Collaboration Agreement which allowed HealthWatch to act as a reseller of the Company's software product and provided for the sharing of certain operating expenses. The Company received from HealthWatch approximately $204,000 and $125,000 in 1999 and 1998, respectively, under this agreement.

                                     F2-20

The Company and HealthWatch entered into a non-binding letter of intent, dated August 8, 1998 (the "Letter of Intent"), providing for the merger of HealthWatch with the Company. However, due to the market volatility of the two companies' stock and accounting issues that would be caused as a result of the merger that may have an adverse effect on HealthWatch, the companies agreed to delay the consummation of the merger.

In March 2000, the Company and HealthWatch signed a binding letter of intent to merge. In the merger, each share of common stock of the Company outstanding immediately prior to the effective time of the merger would be converted into the right to receive that fraction of a share of HealthWatch common stock equal to $.33 divided by the average closing price of HealthWatch common stock on the NASDAQ Market for the ten trading days immediately preceding the merger closing date (the "Merger Consideration"). In addition, outstanding stock options and stock warrants of the Company would be converted into options and warrants to purchase HealthWatch common stock in accordance with the same conversion ratio.

The Letter of Intent also contains binding provisions providing HealthWatch with an unconditional right to purchase prior to the closing of the merger, up to $1,000,000 of the Company's common stock at $0.20 per share, and upon such financing, HealthWatch shall have a three month option to purchase up to an additional $5,000,000 of the Company's common stock at $0.20 per share.

The proposed merger is expected to take approximately 90 days from the date of the binding letter of intent. The merger is subject to, among other conditions, the approval of the shareholders of both companies. No assurance can be given that the parties will reach a definitive merger agreement or that, if reached, the parties will be able to satisfy the conditions to the consummation of the merger.

NOTE J - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Details of non-cash transactions are as follows:

                                                             1999        1998
                                                           ---------  ----------
Capital lease obligations incurred for the acquisition
 of property and equipment                                  $266,943  $   44,650
                                                            ========  ==========

Debt consolidated into a single note payable to a bank:
  Line of credit                                            $      -  $   92,334
  Note payable                                                     -     368,341
                                                            --------  ----------
                                                            $      -  $  460,675
                                                            ========  ==========

Debt converted to equity:
  6% convertible promissory note, related party             $157,741  $        -
  Accounts payable, consultants                               92,648           -
  Accrued employee compensation                              210,000           -
  4% convertible promissory notes                                  -     300,000
  10% convertible promissory notes                           _______      75,000
                                                                      ----------
                                                            $460,389  $  375,000
                                                            ========  ==========

12,048,305 shares of the Company's common stock
  recorded as consideration for sale of subsidiary          $         $1,686,763
                                                                      ==========

                                     F2-21

Capitalized license fees recorded by increasing
  accounts payable                                          $118,771  $
                                                            ========

Cash paid for interest                                      $ 61,050  $   63,191
                                                            ========  ==========

NOTE K - DISPOSITIONS

Sale of Physician's Resource Network in Fiscal 1998

On June 30, 1998, the Company sold to American Enterprise Solutions, Inc. ("AES") all of the stock of Physician's Resource Network, Inc. ("PRN"), a wholly-owned subsidiary of the Company, that the Company had acquired in July 1997. Located in Tampa, Florida, PRN delivers practice management services to healthcare providers. The sale of AES was effected pursuant to an Agreement and Plan of Merger dated June 25, 1998 (but effective as of June 30, 1998) among the Company, AES, PRN Acquisition Co., and PRN (the "Merger Agreement"). Under the terms of the Merger Agreement, the Company received AES' promise to deliver within 90 days of the closing date, all of the shares of HALIS common stock owned by AES of record and beneficially as of the closing date, including without limitation shares that AES has the right to acquire as of the closing date, which number of shares shall not be less than 9,984,000 shares of the Company's common stock. The Merger Agreement provided that if AES delivers more than 11,000,000 shares of Company common stock, then the Company must also transfer to AES the right to receive contingent installment payments (the "Installment Payments") under that certain Asset Purchase Agreement dated December 31, 1997, between Communications Wiring and Accessories, Inc. and HALIS Services, Inc., a subsidiary of the Company. Additionally, pursuant to the Merger Agreement the Company retained certain liabilities in the aggregate amount of $478,797 related to the business of PRN.

On October 9, 1998, the Merger Agreement was amended by the parties to acknowledge and agree that the number of shares of the Company's common stock to be delivered by AES totaled 12,048,325 shares. AES delivered 11,548,325 shares during 1998. The remaining 500,000 shares have not been received by the Company as of the report date.

Charles Broes, who served as a director of the Company from July 1, 1997 until he resigned on June 10, 1998, served as the Chief Executive Officer, Secretary, Treasurer and board member of AES. Mr. Broes did not participate in any meetings of the Company's board of directors with respect to the Merger Agreement, or the amendment thereto.

For Federal income tax purposes, the merger is not intended to constitute a reorganization within the meaning of Section 368 of the Code. The parties to the Merger Agreement acknowledge that the merger is intended to constitute a redemption by HALIS of all HALIS stock owned directly or indirectly by AES pursuant to Section 302(b)(3) of the Internal Revenue Code of 1986, as amended.


Sale of the Homa Practice in Fiscal 1998

On September 30, 1998, the Company's wholly-owned subsidiary, PhySource, Ltd. ("PhySource"), sold to Physician's Enterprise System, LLC ("PES") all of the medical and non-medical assets of its Dr. Homa medical practice that the Company had acquired in 1997 (the "Homa Practice"). The Homa Practice had provided medical services to patients in the Arlington Heights, Illinois vicinity. The sale was effected through an Agreement for Purchase and Sale of Assets entered into between PES, the Company and

                                     F2-22

PhySource, and was effective as of October 1, 1998 (the "Asset Agreement"). Under the terms of the Asset Agreement, PhySource received $400,000 at closing and the right to receive 50% of collections on the receivables assigned to PES in excess of $400,000, less a collection fee of 20% (the "Contingent Payment"), and had certain specific liabilities assumed by the purchaser. The Contingent Payment was to be calculated and paid to the Company on November 1, 1999. As of December 31, 1999 and the report date, the calculation of the Contingent Payment had not been made by PES and therefore, no amounts have been paid or accrued in the Company's 1999 financials related to this Contingent Payment. The results from operations for the Homa Practice were included in the Company's results from operations for the nine-month period ended September 30, 1998.


NOTE L - FOURTH QUARTER ADJUSTMENTS

Significant adjustments made in the fourth quarter of 1999 are as follows:


     Record provision for losses on note receivable - related party          $623,377
     Decrease in deferred revenue on software sales/maintenance contracts    $240,132
     Additional accrual of accounts payable relating to legal fees           $100,000


                                     F2-23

                          HALIS, INC. AND SUBSIDIARIES
                     UNAUDITED FINANCIAL STATEMENTS FOR THE
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999


TABLE OF CONTENTS
-----------------
                                                                            page

Consolidated Balance Sheet................................................  F3-2

Consolidated Statements of Operations.....................................  F3-4

Consolidated Statements of Cash Flows.....................................  F3-6

Notes to Consolidated Financial Statements................................  F3-7

                                      F3-1

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 JUNE 30, 2000

                                     ASSETS

Current Assets
  Cash                                                        $  671,734
  Receivables, less allowance for possible losses
      of $229,800                                                212,565
  Other current assets                                           136,705
                                                              ----------
      Total current assets                                     1,021,004

Property and Equipment
  Computer equipment                                             437,210
  Vehicles                                                        36,588
  Office furniture and fixtures                                   74,683
  Leasehold improvements                                          29,770
  Less:  accumulated depreciation                               (250,292)
                                                              ----------
  Total property and equipment, net                              327,958

Other Assets
  Deposits                                                       102,840
  Goodwill, net of accumulated
     amortization of $1,350,667                                  663,747
  Capitalized software development costs,
     net of accumulated amortization of $160,995                  58,150
  Other intangibles, net of
     accumulated amortization of $98,975                          19,795
  Long-term investments                                           22,395
                                                              ----------
         Total other assets                                      866,926

         Total assets                                         $2,215,888
                                                              ==========

       (The accompanying notes are an integral part of these statements)

                                      F3-2

                                  HALIS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 JUNE 30, 2000

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                            $ 1,170,314
  Deferred revenue and customer deposits                                21,600
Accrued payroll and payroll taxes payable                              144,026
  Due to HealthWatch, Inc.                                             437,807
Notes payable - bank                                                   306,563
  Obligations under capital leases - current portion                    61,549
                                                                   -----------
     Total current liabilities                                       2,141,859

Long-term debt
  Obligations under capital leases - net of current portion            175,734

Shareholders' Equity (Deficit)
  Common stock $.01 par value; 100,000,000
    authorized; 61,078,880 issued and outstanding                      610,788
  Additional paid-in capital                                        37,835,036
Unrealized loss on investment                                         (102,604)
Accumulated deficit                                                (38,444,926)
                                                                   -----------

     Total stockholders' equity (deficit)                             (101,706)
                                                                   -----------

     Total liabilities and stockholders' equity (deficit)          $ 2,215,888
                                                                   ===========

       (The accompanying notes are an integral part of these statements)

                                      F3-3

                                  HALIS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                  Three Months Ended June 30,
                                                ------------------------------
                                                     2000              1999
                                                -----------        -----------
Sales Revenue                                   $   926,588        $ 1,147,735

Cost and Expenses
Cost of goods sold                                    1,600            218,476
Selling, general and administrative                 906,705            937,254
Research and development                                448             82,872
Amortization and depreciation                       153,104            143,437
                                                -----------        -----------
                                                  1,061,857          1,382,039

Operating Income (Loss)                            (135,269)          (234,304)

Other Income (Expense)
Interest expense                                    (31,584)           (12,514)
Interest income                                       6,703
Other income                                              -              3,746
                                                -----------        -----------
                                                    (31,584)            (2,065)

Net Income (Loss)                               $  (166,853)       $  (236,369)
                                                ===========        ===========

Basic and Diluted Loss per Common Share              $(0.00)            $(0.01)
                                                ===========        ===========

Basic and Diluted Weighted Average
 Shares Outstanding                              58,374,553         51,182,228
                                                ===========        ===========

       (The accompanying notes are an integral part of these statements.)

                                      F3-4

                                  HALIS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                          Six Months Ended June 30,
                                                             2000         1999
                                                         -----------   -----------
Sales Revenue                                            $ 1,974,828   $ 2,730,572

Cost and Expenses
 Cost of goods sold                                           11,470       585,702
 Selling, general, and administrative                      1,973,763     1,896,607
 Research and development                                     46,826       152,574
 Amortization and depreciation                               305,593       282,952
                                                         -----------   -----------
                                                           2,337,652     2,917,835

Operating Income (Loss)                                     (362,823)     (187,263)

Other Income (Expense)
 Gain on asset disposal                                       35,000             -
 Interest expense                                            (55,101)      (30,343)
 Interest income                                                   -        13,333
 Other income                                                      -         3,746
                                                         -----------   -----------
                                                             (20,101)      (13,264)


Net Income (Loss)                                        $  (382,925)  $  (200,527)
                                                         ===========   ===========

Basic and Diluted Loss per Common Share                       $(0.01)       $(0.00)
                                                         ===========   ===========

Basic and Diluted Weighted Average Shares Outstanding     56,390,075    50,041,380
                                                         ===========   ===========


       (The accompanying notes are an integral part of these statements.)

                                      F3-5

                          HALIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


                                                                         Six Months Ended June 30,
                                                                            2000            1999
                                                                        ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                      $ (382,925)      $(200,527)
                                                                        ----------       ---------
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                            305,593         282,952
  Decrease in allowances for losses on accounts receivable                       -         (16,654)
  Issuance of stock for current services                                    26,000               -
  Changes in operating assets and liabilities, net of
   assets and liabilities acquired and sold:
    Decrease in customer claims and premium funds                                -          21,632
    Decrease in accounts receivable                                         44,824          87,212
  Increase in notes receivables - related parties                                -         (13,533)
    Increase in other current assets                                       (60,630)        (27,116)
    Increase in capitalized software development costs                     (58,150)              -
    (Increase) decrease in deposits                                         (3,590)         70,137
    Decrease in accounts payable & accrued expenses                       (517,536)       (110,932)
    Decrease in sales & payroll taxes payable                             (118,572)        (54,785)
    (Decrease) increase in deferred revenues & customer deposits           (14,694)         64,989
    Decrease in other current liabilities                                      540        (214,029)
                                                                        ----------       ---------
      Total adjustments                                                   (396,215)         89,873
                                                                        ----------       ---------

      Net cash provided (used) by operating activities                    (779,140)       (110,654)
                                                                        ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                        (24,163)        (44,474)
                                                                        ----------       ---------

  Net cash used by investing activities                                    (24,163)        (44,474)
                                                                        ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                  1,070,000         150,000
 Proceeds (payments) on capital leases                                     (33,405)        (21,807)
 Net increase in Due to HealthWatch, Inc.                                  437,267               -
 Net (payments) / proceeds from notes payable                              (12,328)        (25,018)
 Net proceeds form notes payable - related parties                               -         112,150
                                                                        ----------       ---------

  Net cash provided by financing activities                              1,461,534         215,325
                                                                        ----------       ---------

 Increase (decrease) in cash                                               658,231          60,197

 Cash - beginning of period                                                 13,503          52,483
                                                                        ----------       ---------

 Cash - end of period                                                   $  671,734       $ 112,680
                                                                        ==========       =========

       (The accompanying notes are an integral part of these statements.)

                                      F3-6

                                  HALIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

PRINCIPLES OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Halis, Inc. and its wholly owned subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

Revenue consists primarily of third party claims processing fees, consulting services, software licensing fees, sales of related computer hardware and post contract customer support and maintenance. Revenues are recognized as follows:

Claims processing, consulting services,     When the services are provided.
installation, training and education

Software Licensing Revenue                  After shipment of the product and
                                            fulfillment of acceptance terms,
                                            provided no significant obligations
                                            remain and collection of resulting
                                            receivable is deemed probable.

Contract Support                            Ratably over the life of the
                                            contract from the effective date.

Hardware Upon shipment of computer equipment to the customer, provided no significant obligations remain and collection of resulting receivable is deemed probable.

Goodwill

Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over a period of five years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash

                                      F3-7
flows (undiscounted and without interest charges) in individual business units may not be sufficient to support the recorded asset. An impairment is recognized by reducing the carrying value of the goodwill based on the expected discounted cash flows of the business unit.

Realization of Assets

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained losses during the years ended December 31, 1998 and 1999, and such losses are continuing in fiscal year 2000. Additionally, the Company has used, rather than provided, cash in its operating activities during the years ended December 31, 1998 and 1999, and this was also the case for the six months ended June 30, 2000. The Company had working capital deficiencies of $2,115,798 and $1,120,855 as of December 31, 1999 and June 30, 2000, respectively. The Company's negative cash flow from operating activities was $173,467 and $779,140 for year ended December 31, 1999 and the six months ended June 30, 2000, respectively. Due to its cash flow situation, the Company has negotiated payment terms with vendors representing a significant portion of the accounts payable and is managing the payment of the remaining accounts payable on a case by case basis. The increased negative cash flow from operating activities during the six months ended June 30, 2000 is directly attributable to the Company settling and paying significant accounts payable and accrued expenses.

In view of the matters described in the preceding paragraph, there is significant doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                                      F3-8

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September 2000.

                                        HEALTHWATCH, INC.

                                        /s/   Paul Harrison
                                        By: Paul W. Harrison
                                        Chairman, President and Chief Executive
                                        Officer


     Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

    Signature                    Capacity                  Date

/s/ Paul W. Harrison    Chairman, President and      September 28, 2000
--------------------    Chief Executive Officer
Paul W. Harrison

/s/ David M. Engert     Chief Operating Officer and  September 28, 2000
--------------------    Director
David M. Engert

/s/ Tom Ridenour        Chief Financial Officer      September 28, 2000
--------------------
Tom Ridenour

/s/ Sheldon Misher      Director                     September 28, 2000
--------------------
Sheldon Misher

/s/ Robert Priddy       Director                     September 28, 2000
--------------------
Robert Priddy

/s/ Robert Tucker       Director                     September 28, 2000
--------------------
Robert Tucker

/s/ John R. Prufeta     Director                     September 28, 2000
--------------------
John R. Prufeta

                                 EXHIBIT INDEX


Exhibit
Number    Description

10.6 Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated June 29, 2000.

10.7 Amendment to the Business Collaboration Agreement between HealthWatch, Inc., and Halis, Inc. dated September 20, 2000.

21        List of Subsidiaries

23.2 Consent of Tauber & Balser, P.C. with regard to HealthWatch, Inc and Subsidiaries

23.3      Consent of Tauber & Balser, P.C. with regard to Halis, Inc. and
          Subsidiaries

27.1      Financial Data Schedule (for SEC use only)