Form 10KSB40/A
period 2000-06-30
HEALTHWATCH INC
filed 2000-10-04
CIK 725627

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

DOCUMENTS INCORPORATED BY REFERENCE:
     None


Transitional Small Business Disclosure Format (check one):
                    Yes      No   X
                        ---      ---

                          __________________________


EXPLANATORY NOTE:

     This amended annual report on Form 10-KSB for the year ended June 30, 2000
(1) includes changes to Directors and Executive Officers, Promoters and Control Persons (Item 9) and Security Ownership of Certain Beneficial Owners and Management (Item 11), to appropriately reflect the resignation of two directors and the appointment of two new directors on September 28, 2000 (as of the date of this filing, the Company has not received any written communication from either of the two resigning directors with regard to any disagreements with the Company relating to the Company's operations, policies or practices); (2) corrects the signature page to the Form 10-KSB which inadvertently included the signature and names of the two directors who had resigned on the date the Form 10-KSB was filed and prior to its filing; and (3) corrects typographical errors contained in the Notes to the Consolidated Financial Statements (Note B and Note
J).

     We have made no further changes to the previously filed Form 10-KSB. All information in this Form 10-KSB/A is as of June 30, 2000 and does not reflect any subsequent information or events other than the aforementioned changes.


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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Executive Officers and Directors

     The following table sets forth information regarding current executive officers and directors of HealthWatch:


          NAME                AGE                     POSITION

     Paul W. Harrison         45        Chairman of the Board of Directors, President
                                        and Chief Executive Officer
     David M. Engert          49        Chief Operating Officer and Director
     Marilyn May              37        Vice President - Business Development
     A. E. Harrison           40        Vice President - Research & Development
     Thomas C.  Ridenour      39        Chief Financial Officer
     John Gruber              32        Director
     Harold Blue              39        Director
     Robert Tucker            66        Director
     John R. Prufeta          39        Director


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

     John Gruber has served on the board of directors since September 28, 2000. Mr. Gruber is currently a Senior Healthcare Research Analyst at Commonwealth Associates, L.P. From 1997 to 1999, Mr. Gruber was a Management Consultant with Ernst and Young, L.L.P. In addition, from 1990 to 1997, Mr. Gruber held several executive positions at Mount Sinai Medical Center and St. Lukes/Rosevelt Hospital Center in New York City. Mr. Gruber has an MBA in Healthcare Administration from a joint program of Baruch College and the Mount Sinai School of Medicine.

     Harold Blue has served on the board of directors since September 28, 2000. Mr. Blue is currently Vice Chairman of ProxyMed, Inc., a publicly-held company providing physician office software products, Internet application services and network services to the healthcare community. Most recently, Mr. Blue served as Chairman of the Board and Chief Executive Officer of ProxyMed, Inc. from 1993 to August 2000. Prior to ProxyMed, Inc., Mr. Blue founded Best Generics, Inc. which was later sold to Ivax Corporation, a pharmaceutical manufacturer, where he served as a member of Ivax's board of directors. From 1990 to 1994, Mr. Blue served as President and Chief Executive Officer of a physician practice management company which was acquired by InPhyNet Medical Management, Inc. Mr. Blue has also served on numerous boards of directors of publicly-held companies.

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

Recent Changes in Management

     On September 28, 2000, Sheldon Misher and Robert Priddy resigned as directors of the Company. Messrs. Misher and Priddy had served as directors of the Company since April 5, 2000. At the time of their resignations, the Company has not received any written communication from either Mr. Misher or Mr. Priddy with regard to any disagreements with the Company relating to its operations, policies or practices.

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

                                            Number of Shares of
                                             HealthWatch Common       Percentage of
                                             Stock Beneficially     Outstanding Shares
         Name of Beneficial Owner                  Owned            Beneficially Owned
         ------------------------           --------------------  ----------------------
Paul W. Harrison (1)                                 561,170             21.9%
John Gruber                                                -                -
Harold Blue                                                -                -
David M. Engert (2)                                  139,216              6.1%
Robert Tucker                                              -                -
John R. Prufeta (3)                                    8,929              0.4%
All Directors & Executive Officers as a
 Group (9 persons) (4)                               816,003             29.16%

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

(2) Includes 123,333 shares subject to warrants and options exercisable within 60 days. Does not include 3,177 shares of Series P Preferred Stock which will be convertible into 31,770 shares of HealthWatch common stock only after stockholder approval is obtained.

(3) Includes 8,929 shares issuable upon conversion of Series D Preferred and warrants exercisable within 60 days.

(4) Includes 655,244 shares subject to Series C Preferred, Series D Preferred, warrants and options exercisable within 60 days.

     Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of HealthWatch common stock shown as beneficially owned by them. Messrs. Paul W. Harrison's, A.E. Harrison's and Engert's and Ms. May's address is 3525 Piedmont Road, Building Seven, Suite 300, Atlanta, Georgia 30305. Mr. Gruber's address is 830 Third Avenue, New York, New York 10022. Mr. Blue's address is 2555 Davie Road, Suite 110, Ft. Lauderdale, Florida 33317. Mr. Tucker's address is 555 Sun Valley Drive, Suite P-1, Roswell, Georgia 30076. Mr. Prufeta's address is 305 Madison Avenue, Suite 2033, New York, New York 10165.

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

Due from Halis represents amounts due from Halis for its portion of shared operating expenses, amounts owed to the Company for unpaid royalties due on the MERAD Technology, and amounts advanced to Halis for working capital purposes. At June 30, 2000, the amount due from Halis was $438,076. The Company is unable to determine the fair value of these advances because of the financial condition of Halis as discussed above.

On June 29, 2000, the Company entered into an Agreement and Plan of Merger with Halis. Halis is engaged in the business of providing information technology applications and services to the healthcare industry. HealthWatch is currently the single largest shareholder of Halis, owning approximately 25% of Halis' issued and outstanding common stock, and has an option that expires on September 29, 2000 to purchase up to an additional 25,000,000 shares of Halis at $.20 per share.

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

During fiscal 1999, the Company offered and issued 241,991 shares of common stock at various prices per share in private offerings. Net proceeds to the Company aggregated $625,000.

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