Form 10QSB
period 2000-09-30
HEALTHWATCH INC
filed 2000-11-13
CIK 725627

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     Commission File Number
------------------------------                     ----------------------
     September 30, 2000                                    0-11476

                               HEALTHWATCH, INC.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                  Minnesota                             84-0916792
       -------------------------------              -------------------
       (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or organization)               Identification No.)


             1100 Johnson Ferry Road, Suite 670, Atlanta, GA 30342
             -----------------------------------------------------
                   (Address of Principal Executive Offices)

                                (404) 256-0083
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

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

                    Yes      X           No
                          ------            ------

     Number of registrant's common shares outstanding at October 31, 2000
                                   2,142,751
                                   ---------
           Transitional Small Business Disclosure Format (check one)
                      Yes           No    X
                          -------      -------

                               HEALTHWATCH, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                              SEPTEMBER 30, 2000

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           ASSETS
Current Assets
        Cash                                                      $   63,317
        Accounts receivable, net of allowance for
            doubtful accounts of $17,692                              51,466
        Inventory                                                     32,067
        Marketable securities                                      3,210,500
        Other current assets                                         239,852
                                                                  ----------
                 Total current assets                              3,597,202

        Investment in and advances to Halis, Inc.                  1,946,157
        Property and equipment, net                                   71,018
        Intangible assets, net                                     1,131,294
        Other assets                                                  39,926
                                                                  ----------
                 Total other assets                                3,188,395

                 Total assets                                     $6,785,597
                                                                  ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                            $  395,570
      Accrued expenses                                               179,955
      Deferred revenue                                                 7,264
      Debentures payable                                              25,000
                                                                  ----------

                 Total liabilities (all current)                     607,789
                                                                  ----------

Shareholders' Equity
    Cumulative preferred stock, 1,000,000 shares authorized,
      par value $.05 per share:
       Series A, 5,000 shares issued and outstanding                     250
       Series P, 66,886 shares issued and outstanding                  3,344
       Series C, 4,000 shares issued and outstanding                     200
       Series D, 74,130 shares issued and outstanding                  3,707
     Common stock, $.05 par value; 10,000,000 shares
        authorized, 2,142,751 issued and outstanding                 107,137
     Additional paid-in capital                                   30,111,240
     Accumulated deficit                                         (24,004,265)
     Accumulated other comprehensive loss, net
       unrealized investment losses                                  (43,805)
                                                                ------------
                 Total shareholders' equity                        6,177,808

                 Total liabilities and shareholders' equity     $  6,785,597
                                                                ============

       (The accompanying notes are an integral part of these statements)

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                              Three Months Ended September 30,
                                                      2000         1999
                                                  -----------   ---------

Sales                                               $ 104,266   $ 151,703
Cost of sales                                          22,576      82,551
                                                  -----------   ---------
     Gross profit                                      81,690      69,152

Operating costs and expenses
     Selling, general and administrative              915,340     263,590
     Depreciation and amortization                     27,095      85,210
     Research and development                          38,480      37,190
                                                  -----------   ---------
 Total operating costs and expenses                   980,914     385,990
                                                  -----------   ---------

Operating loss                                       (899,224)   (316,838)
                                                  -----------   ---------

Other income (expense)
     Loss from investment of Halis, Inc.             (118,660)    (96,102)
     Realized gain on sale of marketable
       securities                                         150           -
     Interest income                                   58,104           -
     Interest expense                                  (3,614)    (16,458)
                                                  -----------   ---------

          Total other income (expense)                (64,020)   (112,560)
                                                  -----------   ---------

Net loss
                                                  $  (963,244)  $(429,398)
                                                  ===========   =========

Basic and diluted net loss per common share:
     Net Loss                                     $  (963,244)  $(429,398)
     Less preferred stock dividends (undeclared)      223,521      67,261
                                                  -----------   ---------
     Net loss available to common shareholders    $(1,186,765)  $(496,659)
                                                  ===========   =========
Net loss per common share, basic and diluted      $     (0.55)  $   (0.59)
                                                  ===========   =========

Weighted average number of shares
     outstanding                                    2,142,751     835,991*
                                                  ===========   =========

*Adjusted for December 1999 1 for 5 stock split


      (The accompanying notes are an integral part of these statements.)

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   AND 1999
                                  (UNAUDITED)

                                                Three Months Ended September 30,
                                                       2000         1999
                                                    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $(963,244)   $(429,398)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                       27,095       85,210
   Provision for bad debt                                   -       (6,399)
   Loss from investment in Halis, Inc.                118,660       96,102
   Issuance of stock for services                           -       50,002
   Gain on sale of marketable securities                 (150)           -

 Decrease (increase) in assets:
   Accounts receivable                                (16,926)      74,297
   Inventory                                            3,410        2,639
   Other current assets                                26,441        6,198
   Other assets                                        (1,366)       3,400

 Increase (decrease) in liabilities:
   Accounts payable                                   118,206        2,172
   Accrued expenses                                   (49,859)     (35,102)
   Deferred revenue                                    (1,226)       4,389
                                                    ---------    ---------

    Net cash used in operating activities            (738,959)    (146,490)
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property & equipment                     (57,680)           -
 Proceeds from sale of marketable securities          794,745            -
 Purchase of intangible assets, capitalized MERAD
   Technology costs                                   (97,723)           -
 Decrease in due from Halis, Inc.                     146,670       95,342
                                                    ---------    ---------

     Net cash provided by investing activities        786,012       95,342
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                 -       50,000
                                                                 ---------

   Net cash provided by financing activities                -       50,000
                                                                 ---------

   Increase (decrease) in cash                         47,053       (1,148)
   Cash - beginning of period                          16,264       21,746
                                                    ---------    ---------

   Cash - end of period                             $  63,317    $  20,598
                                                    =========    =========


       (The accompanying notes are an integral part of these statements)

                               HEALTHWATCH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of September 30, 2000, and its results of operations and cash flows for the three months then ended have been included. However, operating results for the interim periods noted are not necessary indicative of the results that may be expected for the year ending June 30, 2001. This report should be read in conjunction with the Company's Financial Statements and Notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

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

On October 1, 1998, as part of the transformation, the Company acquired Paul Harrison Enterprises, Inc. ("PHE"). PHE owned the Merad Technology, a sophisticated virtual software application utility that utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in a virtually unlimited number of combinations to provide efficient applications that can be accessed and processed in both an Internet and Intranet environment (the "Merad Technology"). The acquisition of PHE, which was a significant shareholder of Halis, Inc. ("Halis"), also increased the Company's ownership of the common stock of Halis, a healthcare IT company, to approximately 19% of Halis' outstanding shares of common stock. On January 29, 1999, the Company acquired an additional 1,824,645 shares of Halis' common stock by converting $157,741 owed by Halis to the Company pursuant to a debenture, bringing its ownership interest in Halis to approximately 22% and allowed it to account for its investment in Halis under the equity method of accounting.

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

As part of the Company's business plan, management is in the process of identifying strategic business partners and acquisition candidates in the systems integration and support area that will enhance the Company's ability to
develop its information management business.   The first such candidate is
Halis. On June 29, 2000, the Company and Halis executed a definitive merger agreement pursuant to which Halis will merge with and into a wholly owned
subsidiary of the Company.   Management anticipates that the merger will close
during January 2001.   The merger with Halis is especially attractive to the
Company because of the HES System and the long term operating relationship and common management between the two companies (Paul W. Harrison is President, Chief Executive Officer and Chairman of the Board of both companies). HealthWatch and Halis have operated under a Business Collaboration Agreement (the "Collaboration Agreement") since October 1997. The Collaboration Agreement provides, among other things, for revenue sharing from sales of each company's products based on a 60/40 split (i.e., the selling company would receive 60% of the sales price received and the company that owns the technology would receive 40% of the sales price received). Furthermore, HealthWatch is obligated to pay Halis a collaboration fee of $50,000 per month, which is applied as a credit against any revenue sharing amount that is due to Halis. Halis is obligated to provide support to HealthWatch for the Halis software products, provide reasonable product enhancement as part of product release updates and cooperate with HealthWatch in regard to product enhancement requests. HealthWatch may terminate the $50,000 monthly collaboration fee payable to Halis on or after October 1, 2001, under certain terms and conditions. The Collaboration Agreement terminates on September 20, 2005 and provides for automatic one-year extensions unless terminated with a ninety-day notice by either party. HealthWatch and Halis also share office space in Atlanta, Georgia and administrative support under a cost sharing arrangement.

The Halis merger agreement provides for the issuance of shares of HealthWatch common stock to Halis shareholders in exchange for all outstanding stock of Halis. The holder of each share of Halis common stock will be entitled to receive .050 shares of HealthWatch's common stock (i.e., an exchange ratio of one share of HealthWatch common stock for twenty shares of Halis common stock). Under the terms of the merger agreement, the Company will issue approximately 2,300,000 shares of its common stock to Halis stockholders, excluding HealthWatch. Completion of the merger is conditioned upon certain events such as approval by both companies' shareholders, obtaining any required governmental and regulatory approvals and the absence of any material adverse changes in Halis' business or operations.


NET LOSS PER SHARE

The net loss per share was computed based on the weighted average number of shares outstanding during the periods without taking into effect outstanding options and warrants, convertible debt and convertible preferred stock.


DEBENTURES PAYABLE

As of September 30, 2000, the Company had outstanding debentures with principal totaling $25,000. The debentures accrue interest at a annual rate of 10%, payable quarterly. The debentures matured on March 1, 1998, and are currently in default as to the payment of principal and past due interest. The debentures, including unpaid accrued interest, could be converted, at the option of the holder, into shares of the Company's common stock. As of September 30, 2000, $7,918 in accrued but unpaid interest was outstanding on the debentures. The Company is attempting to reach an agreement with the remaining debenture holder in an effort to resolve the amounts outstanding or otherwise bring the debentures out of their default status.


INVESTMENT IN HALIS COMMON STOCK

As of September 30, 2000, the Company held 15,763,655 shares of the common stock of Halis, representing approximately 25% of the total outstanding shares. The Company does not hold the Halis shares for trading purposes, but rather holds them for long-term investment purposes. Thus, as required by generally accepted accounting principles, the Company accounts for its investment in Halis under the equity method of accounting, thereby reflecting its portion of Halis' earnings or losses in the Company's statement of operations with a corollary adjustment to its investment account. The Company's share of Halis' net loss for the three month period ended September 30, 2000 was $72,527.

At September 30, 2000, the carrying value of the Company's investment in Halis exceeded the aggregate value, based on the quoted market price, by $915,436. In management's opinion, the decline is temporary in nature, and therefore, no adjustment was made to reduce the carrying value of the Halis investment. Additionally, the carrying value of the Halis investment under the equity method exceeded the equity in the underlying assets of Halis at the date of conversion to the equity method by $1,845,329. This excess is being amortized on the straight line method over 10 years, or $184,533 per year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During fiscal 2001, the Company continued efforts to develop proprietary technology utilizing MERAD and to market, as a reseller, Halis' Healthcare Enterprise System to the Company's customers. The Company expects to continue to expand its collaborative efforts with Halis and to expand its efforts to market the Halis Healthcare Enterprise System. As such, on June 29, 2000, the board of directors of HealthWatch and Halis executed an agreement and plan of merger whereby Halis would become a wholly owned subsidiary of HealthWatch. Management of both companies believe that the combined company's breadth of technology, products, management and operational experience and financial resources should enable it to respond more quickly and effectively to technological change, intensifying competition, increasing consolidation and evolving market demands. Moreover, management of HealthWatch and Halis believe that the combined company could achieve operating synergies through cross marketing of each company's products and services, as well as possible cost savings related to more efficient administrative and support functions of the combined companies.

The Company has incurred significant operating losses during the past several years and at September 30, 2000 had an accumulated deficit of $24,004,265. The Company has acquired additional equity capital to sustain operations and to continue its business development efforts.

Total assets at September 30, 2000 were $6,785,597, representing a decrease of $826,393 from June 30, 2000. Marketable securities and investment in and advances to Halis represented $725,000 and $265,330, respectively, of the decrease. The decrease in investment in and advances to Halis is attributable to a decrease in the investment in Halis of $118,660 and a decrease in the Due from Halis account of $146,670. The decrease in marketable securities is the result of sales of securities for the purpose of funding current operating expenses and to payoff certain accrued liabilities. The decreases were offset by increases in cash, property and equipment, and intangible assets of $47,053, $57,680 and $97,857, respectively, net of depreciation and amortization of $27,095.

Current liabilities increased by $67,256 from $540,534 at June 30, 2000 to $607,790 at September 30, 2000. The increase is primarily attributable to an increase in accounts payable of $118,206 and a decrease in accrued expenses of $49,724.

Shareholders' equity decreased from $7,071,456 at June 30, 2000 to $6,177,808 at September 30, 2000, a decrease of $893,648. This decrease is attributable to a net loss for the three month period of $963,244 with an offsetting decrease in accumulated other comprehensive loss, net unrealized investment losses of $69,595.

RESULTS OF OPERATIONS

Revenues for the three month period ended September 30, 2000 declined by $47,437, or 31.3%, as compared to the same period in 1999. The decline in revenue is primarily due to the Company's continued shift from a product driven supply company to a software information technology company. During the three month period, product sales were minimal and almost all of the revenues generated were the result of supplies, service and repair work. The Company recognized income of $270 from Halis for the three month period ended September 30, 2000, compared to $8,100 in the similar period in 1999, under its business collaboration agreement with Halis for sales of the HES System. Such amounts are included in product sales.

Gross profit was 78.3% for the three month period ended September 30, 2000, as compared to 45.6% for the same period in 1999. The increase in gross profit percentage is due primarily to previous write-downs of slow moving inventory to lower of cost or market and a general shift from product sales to service and support.

Selling, general and administrative expenses increased by $651,750 for the three month period ended September 30, 2000 from the comparable 1999 period. The increase is due primarily to increased consulting and professional fees resulting from the Company's shift from a product supply company to a software information technology company, the cost associated with implementing the Company's business plan and SEC and Nasdaq compliance reporting.

Depreciation and amortization decreased by $58,115 for the three months ended September 30, 2000, as compared to the same period in 1999. The decrease is the result of reduced amortization expense due to a loss from impairment of intangible assets in fiscal 2000.

Losses from investment in Halis increased from $96,102 for the three month period ended September 30, 1999 to $118,660 for the three month period ended September 30, 2000. The losses represent the Company's pro-rata share of Halis' net loss during the three month periods ending September 30, 1999 and 2000, plus charges totaling $46,133 for amortization of the excess carrying value of the Halis investment over the equity in the underlying net assets of Halis.

Interest income of $58,104 for the three months ended September 30, 2000 is related to the investment in marketable debt securities. Interest expense decreased to $3,614 for the three months ended September 30, 2000 compared to $16,458 for the similar period in 1999 due to the conversion of interest bearing debentures into common stock during fiscal 2000.

The Company has discontinued the sale of its medical products (i.e., the MVL and Pacer products) and will continue to focus on its information technology business, in addition to the supplies and technical support offered to its customer base relating to its medical products still in service. As a result of the restructuring during fiscal 1999 and 2000, the Company has improved its financial condition and is now capable of devoting its resources to the marketing and distribution of the HES product.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had $63,317 of cash and $3,210,500 of investments in marketable securities. During the three month period ended September 30, 2000, operating activities consumed $738,959 of cash compared to $146,490 for the same period in 1999. The increase in cash used in operations for the three month period ended September 30, 2000 is primarily the result of increased consulting and professional fees.

Investing activities provided $786,012 and $95,342 of cash during the three month period ending September 30, 2000 and 1999, respectively. The increase is primarily attributable to the sale of marketable securities and a decrease in investment in and advances to Halis of $794,745 and $146,670, respectively. The increases were offset by the purchase of property and equipment and capitalized MERAD technology costs of $57,680 and $97,723, respectively.

Due to the Company's history of operating losses, it has been required to raise additional equity capital to fund its operations. The capital raised during fiscal 2000 was sufficient to allow the Company to fund current operating expenses and to payoff certain prior period accrued liabilities without raising any monies through financing activities during the three month period ending September 30, 2000.

Due to the Company's success in raising additional capital during fiscal 2000 through the private placement of its securities, management has begun to implement its business plan, which includes securing the additional personnel needed to manage the marketing and advertising of its products, additional investment in research and development and the acquisition of strategic partners needed to grow the Company's revenues. During the quarter ended March 31, 2000, HealthWatch hired a Chief Operating Officer with an expertise in the healthcare information technology industry to assist the Company's marketing and development of its products. The Company has also recently hired a Chief Financial Officer.


                                   PART II.
                               OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no securities issued during the three month period ended September 30, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 1, 1998, $580,000 principal amount of the Company's 10% Secured Convertible Debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms and the Company obtained no further extension of the maturity date from the holders. During fiscal 1999, $100,000 in principal of the Debentures was paid to the holders thereof. The Debentures are convertible by the holders thereof into shares of common stock. In January and February 2000, the Debenture holders converted $455,000 of their Debentures and related accrued interest of $139,357 into 316,990 shares of common stock of the Company. As of September 30, 2000, only $25,000 of the Debentures remain outstanding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting was held on July 14, 2000 for the purpose of (i) electing six directors to the Company's board of directors and (ii) approving the HealthWatch, Inc. 2000 Stock Option Plan. All director nominees were elected. The voting tabulation was as follows: Paul W. Harrison, David M. Engert, Robert Tucker and John R. Prufeta: 2,711,334 votes for; 46 votes against; and 5,161 abstained. The Series C 8% Convertible Preferred Stockholders elected Sheldon

Misher to the board of directors as their designee. The voting tabulation was as follows: 2,250 votes for; 0 votes against; and 0 votes abstained. The Series D 8% Convertible Preferred Stockholders elected Robert Priddy to the board of directors as their designee. The voting tabulation was as follows: 37,630 votes for; 0 votes against; and 0 votes abstained. At that meeting, in addition to the election of directors, the shareholders voted upon a proposal to adopt the HealthWatch, Inc. 2000 Stock Option Plan. A total of 1,600,622 shares were voted in favor of the proposal, 19,974 shares were voted against the proposal and 1,681 shares abstained from voting on the proposal. As such, the HealthWatch, Inc. 2000 Stock Option Plan was adopted. There were no other actions taken at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report:
  2.1 Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated as of June 29, 2000 (1).
  2.2 Amendment to the Agreement and Plan of Merger dated as of September 29, 2000 (1).
  2.3 Letter of Intent between HealthWatch, Inc. and Halis, Inc. dated March 8, 2000 (1).
  2.4 Amendment to the Financing Option between HealthWatch, Inc. and Halis, Inc. dated July 28, 2000 (1).
  3.1  Articles of Incorporation of HealthWatch, Inc., dated June 10, 1983 (1).
  3.2 Certificate of Amendment of Articles of Incorporation of HealthWatch, Inc., dated October 20, 1987(1)
  3.3 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 5, 1989 (1).
  3.4 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 8, 1999 (1).
  3.5  Bylaws of HealthWatch, Inc. (1).
  3.13 Certification of Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. dated June 9, 1998 (1).
  3.14 Amended and Restated Certification of Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. dated March 22, 2000 (1).
  3.15 Certification of Designation, Preferences, Rights and Limitations of the Series C 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
  3.16 Certification of Designation, Preferences, Rights and Limitations of the Series D 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
  4.1  Specimen form of the Company's Common Stock certificate (2)
  4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (3)
 10.1 Business Collaboration Agreement dated as of October 10, 1997 between HealthWatch, Inc. and Halis, Inc. (1)
 10.6  Form of Warrant Certificate of HealthWatch, Inc. (1)

 10.8 Amended and Restated Agency Agreement between Commonwealth Associates, L.P. and HealthWatch, Inc. dated February 7, 2000 (1).
 10.9 HealthWatch, Inc. 2000 Stock Option Plan, adopted as of May 8, 2000, approved by HealthWatch stockholders July 14 2000 (1).
 10.10 Form of Stock Option Agreement  (1).
 10.11 Amendment to the Business Collaboration Agreement dated September 20, 2000 between Halis, Inc. and HealthWatch, Inc. (1)
 10.12 Finders Agreement between HealthWatch, Inc. and Commonwealth Associates, L.P., dated March 21, 2000 (1)
 21.1  Subsidiaries of HealthWatch, Inc. (1).
 27.1  Financial Data Schedule (EDGAR filing only).


(b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended September 30, 2000.

     None.
_________________________

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4, filed on October 24, 2000 ( File No. 333-48546).
(2) Incorporated herein by reference to Registration Statement on Form S-18 (File No. 2-85688D).
(3) Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 33-73462).



                                  SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                    HEALTHWATCH, INC.

Date: November 13, 2000             /s/ Paul W. Harrison
                                    ---------------------------
                                        Paul W. Harrison
                                        Chairman, President and
                                        Chief Executive Officer

Date: November 13, 2000             /s/ Thomas C. Ridenour
                                    -----------------------------------------
                                        Chief Financial Officer and Principal
                                        Accounting Officer

                                 EXHIBIT INDEX

 Number                  Description
 ------                  -----------

  2.1 Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated as of June 29, 2000 (1).
  2.2 Amendment to the Agreement and Plan of Merger dated as of September 29, 2000 (1).
  2.3 Letter of Intent between HealthWatch, Inc. and Halis, Inc. dated March 8, 2000 (1).
  2.4 Amendment to the Financing Option between HealthWatch, Inc. and Halis, Inc. dated July 28, 2000 (1).
  3.1    Articles of Incorporation of HealthWatch, Inc., dated June 10,
         1983 (1).
  3.2 Certificate of Amendment of Articles of Incorporation of HealthWatch, Inc., dated October 20, 1987(1)
  3.3 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 5, 1989 (1).
  3.4 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 8, 1999 (1).
  3.5    Bylaws of HealthWatch, Inc. (1).
  3.13   Certification of Designation, Preferences, Rights and Limitations
         of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. dated June 9, 1998 (1).
  3.14 Amended and Restated Certification of Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. dated March 22, 2000 (1).
  3.15   Certification of Designation, Preferences, Rights and Limitations
         of the Series C 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
  3.16   Certification of Designation, Preferences, Rights and Limitations
         of the Series D 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
  4.1    Specimen form of the Company's Common Stock certificate (2)
  4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (3)
 10.1 Business Collaboration Agreement dated as of October 10, 1997 between HealthWatch, Inc. and Halis, Inc. (1)
 10.6    Form of Warrant Certificate of HealthWatch, Inc. (1)
 10.8 Amended and Restated Agency Agreement between Commonwealth Associates, L.P. and HealthWatch, Inc. dated February 7, 2000 (1).
 10.9 HealthWatch, Inc. 2000 Stock Option Plan, adopted as of May 8, 2000, approved by HealthWatch stockholders July 14 2000 (1).
 10.10   Form of Stock Option Agreement  (1).
 10.11   Amendment to the Business Collaboration Agreement dated September
         20, 2000 between Halis, Inc. and HealthWatch, Inc. (1)
 10.12 Finders Agreement between HealthWatch, Inc. and Commonwealth Associates, L.P., dated March 21, 2000 (1)
 21.1    Subsidiaries of HealthWatch, Inc. (1).
 27.1    Financial Data Schedule (EDGAR filing only).
________________________

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4, filed on October 24, 2000 (File No. 333-48546).
(2) Incorporated herein by reference to Registration Statement on Form S-18 (File No. 2-85688D).
(3) Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 33-73462).