Form 10QSB
period 2000-12-31
HEALTHWATCH INC
filed 2001-02-14
CIK 725627

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended                Commission File Number
    -------------------------------------         -----------------------------
           December 31, 2000                                0-11476

                               HEALTHWATCH, INC.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              Minnesota                                    84-0916792
    -------------------------------                   -------------------
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

                                      N/A
                  -------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X              No
                            --------            --------

      Number of registrant's common shares outstanding at January 31, 2001
                                   2,142,751
                                   -----------

           Transitional Small Business Disclosure Format (check one)
                                 Yes       No  X
                                     ---      ---

                               HEALTHWATCH, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                               DECEMBER 31, 2000

PART I.
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                                     December 31,
                                                                         2000
                                                                     ------------
ASSETS
Current assets:
     Cash                                                            $     52,084
     Accounts receivable, net of allowance of $17,653                      48,427
     Marketable securities                                              1,848,406
     Inventory                                                             25,449
     Other current assets                                                 339,694
                                                                     ------------
            Total current assets                                        2,314,060
                                                                     ------------


     Investment in Halis, Inc.                                          1,645,701
     Due from Halis, Inc.                                                 546,629
     Property and equipment, net of accumulated
            depreciation of $138,224                                      127,320
     Intangible assets, net of accumulated amortization
            of $233,272                                                 1,247,842
     Other assets                                                          51,717
                                                                     ------------
            Total other assets                                          3,619,209
                                                                     ------------

            Total assets                                             $  5,933,269
                                                                     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                           $    661,701
     Deferred revenue                                                       6,501
     Debentures payable                                                    25,000
                                                                     ------------
            Total liabilities (all current)                               693,202
                                                                     ------------


Shareholders' equity:
     Cumulative preferred stock; 1,000,000 shares authorized;
             par value $.05 per share:
                Series A, 5,000 shares issued and outstanding                 250
                Series P, 66,886 shares issued and outstanding              3,344
                Series C, 4,000 shares issued and outstanding                 200
                Series D, 74,130 shares issued and outstanding              3,707
     Common stock, $.05 par value; 10,000,000 shares
              authorized, 2,142,751 issued and outstanding                107,137
      Additional paid-in capital                                       34,518,090
      Accumulated deficit                                             (29,386,170)
      Accumulated other comprehensive loss, net unrealized
              investment losses                                            (6,491)
                                                                     ------------
             Total shareholders' equity                                 5,240,067
                                                                     ------------


              Total liabilities and shareholders' equity             $  5,933,269
                                                                     ============

       (The accompanying notes are an integral part of these statements)

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (UNAUDITED)


                                                              Three Months Ended December 31,
                                                                  2000                 1999
                                                             ---------------------------------
Sales                                                        $    79,356            $  170,762
Cost of sales                                                     15,312                37,911
                                                             ---------------------------------
       Gross profit                                               64,044               132,851
                                                             ---------------------------------


Operating costs and expenses
       Selling, general and administrative                       958,340               529,702
       Depreciation and amortization                              39,588                85,261
       Research and development                                   59,554                29,613
                                                             ---------------------------------
               Total operating costs and expenses              1,057,482               644,576
                                                             ---------------------------------


Operating loss                                                  (993,438)             (511,725)
                                                             ---------------------------------


Other income (expense)
       Loss from investment in Halis, Inc.                        (9,050)             (134,701)
       Realized loss on sale of marketable securities             (4,010)                  ---
       Interest income                                            37,845                   ---
       Interest expense                                           (6,401)               (1,147)
                                                             ---------------------------------
       Total other income (expense)                               18,384              (135,848)
                                                             ---------------------------------
       Loss before income taxes and
              extraordinary item                                (975,054)             (647,573)
       Income tax benefit                                            ---                66,000
                                                             ---------------------------------
       Loss before extraordinary item                           (975,054)             (581,573)
       Extraordinary item - Gain on extinguishment
             of debt, net of income tax of $66,000                   ---                99,405
                                                             ---------------------------------
Net loss                                                     $  (975,054)           $ (482,168)
                                                             =================================


Basic and diluted net loss per common share:
       Loss before extraordinary item                        $  (975,054)           $ (581,573)
       Less preferred stock dividends (undeclared)               223,521                67,261
       Less amortization of beneficial conversion
         Option on Series D preferred stock                    1,417,588                   ---
                                                             ---------------------------------
       Loss available to common shareholders                 $(2,616,163)           $ (648,834)
       Extraordinary item                                            ---                99,405
                                                             ---------------------------------
       Net loss available to common shareholders             $(2,616,163)           $ (549,429)
                                                             =================================


Net loss per common share, basic and diluted:
       Loss before extraordinary item                        $     (1.22)           $    (0.52)
       Extraordinary item                                            ---                  0.08
                                                             ---------------------------------
       Net loss                                              $     (1.22)           $    (0.44)
                                                             =================================

Weighted average number of common shares
  outstanding                                                  2,142,751             1,236,535
                                                             =================================

       (The accompanying notes are an integral part of these statements)

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (UNAUDITED)


                                                                Six Months Ended December 31,
                                                                  2000                 1999
                                                             ---------------------------------
Sales                                                        $   183,622           $   322,465
Cost of sales                                                     37,888               120,462
                                                             ---------------------------------
       Gross profit                                              145,734               202,003
                                                             ---------------------------------


Operating costs and expenses
       Selling, general and administrative                     1,873,679               793,292
       Depreciation and amortization                              66,683               170,471
       Research and development                                   98,034                66,804
                                                             ---------------------------------
               Total operating costs and expenses              2,038,396             1,030,567
                                                             ---------------------------------

Operating loss                                                (1,892,662)             (828,564)
                                                             ---------------------------------


Other income (expense)
       Loss from investment in Halis, Inc.                      (127,710)             (230,803)
       Realized loss on sale of marketable securities             (3,860)                  ---
       Interest income                                            95,949                   ---
       Interest expense                                          (10,015)              (17,605)
                                                             ---------------------------------
       Total other income (expense)                              (45,636)             (248,408)
                                                             ---------------------------------
       Loss before income taxes and
              extraordinary item                              (1,938,298)           (1,076,972)
       Income tax benefit                                            ---                66,000
                                                             ---------------------------------
       Loss before extraordinary item                         (1,938,298)           (1,010,972)
       Extraordinary item - Gain on extinguishment
             of debt, net of income tax of $66,000                   ---                99,405
                                                             ---------------------------------
Net loss                                                     $(1,938,298)          $  (911,567)
                                                             =================================


Basic and diluted net loss per common share:
       Loss before extraordinary item                        $(1,938,298)          $(1,010,972)
       Less preferred stock dividends (undeclared)               447,042               134,522
       Less amortization of beneficial conversion
         Option on Series D preferred stock                    2,835,176                   ---
                                                             ---------------------------------
       Loss available to common shareholders                  (5,220,516)           (1,145,494)
       Extraordinary item                                            ---                99,405
                                                             ---------------------------------
       Net loss available to common shareholders             $(5,220,516)          $(1,046,089)
                                                             =================================


Net loss per common share, basic and diluted:
       Loss before extraordinary item                        $     (2.44)          $     (1.11)
       Extraordinary item                                            ---                  0.10
                                                             ---------------------------------
       Net loss                                              $     (2.44)          $     (1.01)
                                                             =================================


Weighted average number of common shares outstanding           2,142,751             1,036,263
                                                             =================================

       (The accompanying notes are an integral part of these statements)

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX  MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (UNAUDITED)


                                                                            Six Months Ended December 31,
                                                                             2000                   1999
                                                                         ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                $(1,938,298)             $(911,567)
  Adjustments to reconcile net loss to net cash
          used in operating activities:
    Depreciation and amortization                                             66,683                170,471
    Loss from Investment in Halis, Inc.                                      127,710                230,803
    Provision for bad debts                                                      ---                 (6,465)
    Common stock issued for services                                             ---                161,624
    Loss on sale of marketable securities                                      3,860                    ---
        Gain on extinguishment of debt                                           ---               (165,405)
 Decrease (increase) in assets:
    Accounts receivable                                                      (13,888)                75,088
    Inventory                                                                 10,028                 20,114
    Other current assets                                                     (73,401)                 2,101
    Other assets                                                             (13,157)                 3,400
 Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                    154,657                132,818
    Deferred revenue                                                          (1,989)                (1,047)
                                                                         ----------------------------------
    Net cash used in operating activities                                 (1,677,795)              (288,064)
                                                                         ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (119,378)                   ---
   Proceeds from sale of marketable securities                             2,190,143                    ---
   Purchase of intangible assets, capitalized Merad
         Technology costs                                                   (248,597)                   ---
   Net (increase) decrease in due from Halis, Inc.                          (108,553)                89,620
                                                                         ----------------------------------
   Net cash provided by investing activities                               1,713,615                 89,620
                                                                         ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                    ---                 50,000
   Net proceeds from issuance of preferred stock                                 ---                350,000
                                                                         ----------------------------------
   Net cash provided by financing activities                                     ---                400,000
                                                                         ----------------------------------

   Net increase in cash                                                       35,820                201,556
   Cash - beginning of period                                                 16,264                 21,746
                                                                         ----------------------------------

   Cash - end of period                                                  $    52,084              $ 223,302
                                                                         ==================================



       (The accompanying notes are an integral part of these statements)

                               HEALTHWATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                  (UNAUDITED)

PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of December 31, 2000, and its results of operations and cash flows for the six months then ended have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. This report should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

MANAGEMENT'S OPERATING PLANS

HealthWatch has been in business for over a decade, but its information technology business is still relatively new. Prior to fiscal year 1998, HealthWatch was primarily in the business of manufacturing and selling medical devices and related supplies. In 1997, management decided to phase out the medical device business and focus its energies on developing an information technology business. The Company still provides maintenance support to a number of customers who purchased medical devices in the past.

On October 1, 1998, as part of its transformation to an information technology business, the Company acquired Paul Harrison Enterprises, Inc. ("PHE"). PHE owned the Merad Technology, a sophisticated virtual software application utility that utilizes an advanced multi-media object and relational database. This technology creates knowledge objects that can be used and reused in a virtually unlimited number of combinations to provide efficient applications that can be accessed and processed in both an Internet and Intranet environment (the "Merad Technology"). The acquisition of PHE, which was a significant shareholder of Halis, Inc. ("Halis"), also increased the Company's ownership of the common stock of Halis, a healthcare IT company, to approximately 19% of Halis' outstanding shares of common stock. On January 29, 1999, the Company acquired an additional 1,824,645 shares of Halis' common stock by converting $157,741 owed by Halis to the Company pursuant to a debenture, bringing its ownership interest in Halis to approximately 22% and allowed it to account for its investment in Halis under the equity method of accounting.

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

As part of the Company's business plan, management is in the process of identifying strategic business partners and acquisition candidates in the systems integration and support area that will enhance the Company's ability to
develop its information management business.   The first such candidate is
Halis. On June 29, 2000, the Company and Halis executed a definitive merger agreement pursuant to which Halis will merge with and into a wholly owned
subsidiary of the Company.   Management anticipates that the merger will close
in March 2001.   The merger with Halis is especially attractive to the Company because of the HES System and the long term operating relationship and common management between the two companies (Paul W. Harrison is President, Chief Executive Officer and Chairman of the Board of both companies). HealthWatch and Halis have operated under a Business Collaboration Agreement (the "Collaboration Agreement") since October 1997. The Collaboration Agreement provides, among other things, for revenue sharing from sales of each company's products based on a 60/40 split (i.e., the selling company would receive 60% of the sales price received and the company that owns the technology would receive 40% of the sales price received). Furthermore, HealthWatch is obligated to pay Halis a collaboration fee of $50,000 per month, which is applied as a credit against any revenue sharing amount that is due to Halis. Halis is obligated to provide support to HealthWatch for the Halis software products, provide reasonable product enhancement as part of product release updates and cooperate with HealthWatch in regard to product enhancement requests. HealthWatch may terminate the $50,000 monthly collaboration fee payable to Halis on or after October 1, 2001, under certain terms and conditions. The Collaboration Agreement terminates on September 20, 2005 and provides for automatic one-year extensions unless terminated with a ninety-day notice by either party. HealthWatch and Halis also share office space in Atlanta, Georgia and administrative support under a cost sharing arrangement.

The Halis merger agreement provides for the issuance of shares of HealthWatch common stock to Halis shareholders in exchange for all outstanding stock of Halis. The holder of each share of Halis common stock will be entitled to receive .050 shares of HealthWatch's common stock (i.e., an exchange ratio of one share of HealthWatch common stock for twenty shares of Halis common stock). Under the terms of the merger agreement, the Company will issue approximately 2,300,000 shares of its common stock to Halis stockholders, excluding HealthWatch. Completion of the merger is conditioned upon certain events such as approval by both companies' shareholders, obtaining any required governmental and regulatory approvals, and the absence of any material adverse changes in Halis' business or operations.


NET LOSS PER SHARE

Basic loss per share is calculated as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, stock warrants and convertible debt and stock. As the Company's stock options, stock warrants and convertible debt and stock are antidilutive for all periods presented, dilutive loss per share is the same as basic loss per share.

DEBENTURES PAYABLE

As of December 31, 2000, the Company had outstanding debentures with principal totaling $25,000. The debentures accrue interest at an annual rate of 10%, payable quarterly. The debentures matured on March 1, 1998, and are currently in default as to the payment of principal and past due interest. The debentures, including unpaid accrued interest, could be converted, at the option of the holder, into shares of the Company's common stock. As of December 31, 2000, $13,327 in accrued but unpaid interest was outstanding on the debentures. The Company is attempting to reach an agreement with the remaining debenture holder in an effort to resolve the amounts outstanding or otherwise bring the debentures out of their default status.

INVESTMENT IN HALIS COMMON STOCK

As of December 31, 2000, the Company held 15,763,655 shares of the common stock of Halis, representing approximately 25.8% of the total outstanding shares. The Company holds the Halis shares for long-term investment purposes rather than for trading purposes. Thus, as required by generally accepted accounting principles, the Company accounts for its investment in Halis under the equity method of accounting, thereby reflecting its portion of Halis' earnings or losses in the Company's statement of operations with a corollary adjustment to its investment account. The Company's share of Halis' net loss for the three and six months ended December 31, 2000 was $9,050 and $127,710, respectively.

At December 31, 2000, the carrying value of the Company's investment in Halis exceeded the aggregate value, based on the quoted market price, by $1,399,788. In management's opinion, the decline is temporary in nature, and therefore, no adjustment was made to reduce the carrying value of the Halis investment. Additionally, the carrying value of the Halis investment under the equity method exceeded the equity in the underlying assets of Halis at the date of conversion to the equity method by $1,845,329. This excess is being amortized on the straight-line method over 10 years, or $184,533 per year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During fiscal 2001, the Company continues efforts to develop and market, as a reseller, Halis' Healthcare Enterprise System which incorporates the Merad Technology. The Company expects to continue to expand its collaborative efforts with Halis and to expand its efforts to market the Halis Healthcare Enterprise System. As such, on June 29, 2000, the board of directors of HealthWatch and Halis executed an agreement and plan of merger whereby Halis would become a wholly owned subsidiary of HealthWatch. Management of both companies believe that the combined company's breadth of technology, products, management and operational experience and financial resources should enable it to respond more quickly and effectively to technological change, intensifying competition, increasing consolidation and evolving market demands. Moreover, management of HealthWatch and Halis believe that the combined company could achieve operating synergies through cross marketing of each company's products and services, as well as possible cost savings related to more efficient administrative and support functions of the combined companies.

The Company has incurred significant operating losses during the past several years and at December 31, 2000 had an accumulated deficit of $29,386,170. In the third quarter of fiscal year ending June 30, 2000, the Company obtained additional equity capital to sustain operations and to continue its business development efforts.

Total assets at December 31, 2000 were $5,933,269, a decrease of $1,678,721 from June 30, 2000. This decrease is primarily the result of (a) a decrease in marketable securities of $2,087,094 to fund current operating expenses and to payoff certain accrued liabilities and (b) a decrease in investment in Halis, Inc. of $127,710, offset by (i) an increase in cash of $35,820, (ii) an increase of $73,401 in prepaid and other current assets, (iii) an increase in advances to Halis of $108,553, (iv) a net increase in property and equipment of $112,266 and
(v) an increase in intangible and other assets of $202,183.

Current liabilities increased by $152,668 from $540,534 at June 30, 2000 to $693,202 at December 31, 2000. This increase is the result of an increase in accounts payable and accrued expenses of $154,657, offset by a decrease in deferred revenue of $1,989.

Shareholders' equity decreased $1,831,389 from $7,071,456 at June 30, 2000 to $5,240,067 at December 31, 2000. This decrease is attributable to a net loss for the six months of $1,938,298 with an offsetting decrease in unrealized loss on investment of $106,909.

RESULTS OF OPERATIONS

(Six months ended December 31, 2000 compared to six months ended December 31,
1999)

Revenue. Total revenue was $183,622 for the six months ended December 31, 2000 as compared to $322,465 for the six months ended December 31, 1999, a decrease of $138,843 or 43.1%. This decrease was primarily the result of the Company's continued shift from a product driven supply company to a software information technology company. During the six months ended December 31, 2000, product sales were minimal and most of the revenues generated were the result of sales of supplies, service and repair work related to the medical device business. The Company recognized income of $2,940 from Halis for the six months ended December 31,

2000, compared to $9,453 for the same period in 1999 under its business collaboration agreement with Halis for sales of the HES System. Such amounts are included in product sales.

Gross profit. Gross profit was 79.4% for the six months ended December 31, 2000, as compared to 62.6% for the same period in 1999. The increase in gross profit percentage is due primarily to previous write-downs of slow moving inventory to lower of cost or market and a general shift from product sales to service and support.

Expenses. Selling, general and administrative expenses increased by $1,080,387 or 136.2% to $1,873,679 for the six months ended December 31, 2000, as compared to $793,292 for the same period in 1999. The increase is due primarily to increased cost associated with implementing the Company's business plan of $678,389 and SEC and Nasdaq compliance reporting of $401,998.

Depreciation and amortization decreased by $103,788, or 60.9%, to $66,683 for the six months ended December 31, 2000, as compared to $170,471 for the same period in 1999. This decrease is the result of reduced amortization expense during the period due to a write down of intangible assets in the fiscal year ended June 30, 2000.

Research and development costs increased by $31,230, or 46.8%, to $98,034 for the six months ended December 31, 2000, as compared to $66,804 for the same period in 1999. This increase is the result of the Company's increasing focus on software information technology.

Losses from investment in Halis decreased by $103,093, or 44.7%, to $127,710 for the six months ended December 31, 2000, as compared to $230,803 for the same period in 1999. The losses represent the Company's pro-rata share of Halis' net loss, plus charges for amortization of the excess carrying value of the Halis investment over the equity in the underlying net assets of Halis during the six months ended December 31, 2000 and 1999, respectively.

Interest income was $95,949 for the six months ended December 31, 2000. This represents interest on marketable securities.

The extraordinary item of $99,405, net of income tax, represents extinguishment of debt.

Interest expense decreased by $7,590, or 43.1%, to $10,015 for the six months ended December 31, 2000, as compared to $17,605 for the same period ended in 1999. This decrease is due to the conversion of interest bearing debentures into common stock during the fiscal year ended June 30, 2000.

The Company has discontinued the sale of its medical products (i.e., the MVL and Pacer products) and will continue to focus on its information technology business. However, it will continue to offer supplies and technical support to its customer base relating to its medical products still in service. As a result of the restructuring during fiscal years ended June 30, 1999 and 2000, the Company has improved its financial condition and is now capable of devoting its resources to the marketing and distribution of the HES system.

(Three months ended December 31, 2000 compared to three months ended December 31, 1999)

Revenue. Total revenue was $79,356 for the three months ended December 31, 2000, as compared to $170,762 for the same period in 1999, a decrease of $91,406 or 53.5%. This decrease was primarily the result of the Company's continued shift from a product driven supply company to a software information technology company. During the three months ended December 31, 2000, product sales were minimal and most of the revenues generated were the result of sales of supplies, service and repair work related to its medical products still in service. The Company recognized income of $2,670 from Halis for the three months ended December 31, 2000, compared to $1,350 for the same period in 1999 under its business collaboration agreement with Halis for sales of the HES System. Such amounts are included in product sales.

Gross profit. Gross profit was $64,044, or 80.7% of sales, for the three months ended December 31, 2000, as compared to $132,851, or 77.8% of sales, for the same period in 1999. The increase in gross profit is due primarily to previous write-downs of slow moving inventory to lower of cost or market and a general shift from product sales to service and support.

Expenses. Selling, general and administrative expenses increased by $428,638, or 80.9%, to $958,340 for the three months ended December 31, 2000, as compared to $529,702 for the same period in 1999. The increase is due primarily to increased cost associated with implementing the Company's business plan of $282,256 and SEC and Nasdaq compliance reporting of $146,382.

Depreciation and amortization decreased by $45,673, or 53.6%, to $39,588 for the three months ended December 31, 2000, as compared to $85,261 for the same period in 1999. This decrease is the result of reduced amortization expense during the quarter due to a write down of intangible assets in the fiscal year ended June 30, 2000.

Research and development costs increased by $29,941, or 101.1%, to $59,554 for the three months ended December 31, 2000, as compared to $29,613 for the same period in 1999. This increase is the result of the Company's increasing focus on software information technology.

Losses from investment in Halis decreased by $125,651, or 93.3%, to $9,050 for the three months ended December 31, 2000, as compared to $134,701 for the same period in 1999. The losses represent the Company's pro-rata share of Halis' net loss plus charges for both three months of amortization of the excess carrying value of the Halis investment over the equity in the underlying net assets of Halis during the three months ended December 31, 2000 and 1999, respectively.

Interest income was $37,845 for the three months ended December 31, 2000. This represents interest on marketable securities.

The extraordinary item of $99,405, net of income tax, represents extinguishment of debt.

Interest expense increased by $5,254, or 458.1%, to $6,401 for the three months ended December 31, 2000 as compared to $1,147 for the same period ended in 1999. This increase represents an adjustment of $4,768 of accrued interest related to the $25,000 Debenture outstanding.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had $52,084 of cash and $1,848,406 of investments in marketable securities. During the six months ended December 31, 2000, operating activities used $1,677,795 of cash compared to $288,064 for the same period in 1999. The increase in cash used in operations for the six months ended December 31, 2000 is primarily the result of increased costs associated with implementing the Company's business plan.

Investing activities provided $1,713,615 and $89,620 of cash during the six months ended December 31, 2000 and 1999, respectively. The increase is primarily attributable to the sale of marketable securities of $2,190,143, offset by an increase in investment in and advances to Halis of $108,553, the purchase of property and equipment of $119,378, and the capitalization of Merad technology development costs of $248,597.

Due to the Company's history of operating losses, it has been required to raise additional equity capital to fund its operations. The capital raised during the fiscal year ended June 30, 2000 was sufficient to allow the Company to fund current operating expenses and to payoff certain prior period accrued liabilities without raising any additional funds through financing activities during the six months ended December 31, 2000. However, in the future the Company may be required to raise additional equity or debt capital to continue the implementation of its business plan.

PART II.
OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no securities issued during the six months ended December 31, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 1, 1998, $580,000 principal amount of the Company's 10% secured convertible debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms and the Company obtained no further extension of the maturity date from the holders. During fiscal 1999, $100,000 in principal of the Debentures was paid to the holders thereof. In January and February 2000, the Debenture holders converted $455,000 of their Debentures and related accrued interest of $139,357 into 316,990 shares of common stock of the Company. As of December 31, 2000, only $25,000 of the Debentures remain outstanding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's shareholders during the quarter ended December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report:
 2.1 Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated as of June 29, 2000 (1).
 2.2 Amendment to the Agreement and Plan of Merger dated as of September 29, 2000 (1).
 2.3 Letter of Intent between HealthWatch, Inc. and Halis, Inc. dated March 8, 2000 (1).
 2.4 Amendment to the Financing Option between HealthWatch, Inc. and Halis, Inc. dated July 28, 2000 (1).
 2.5 Second Amendment to the Agreement and Plan of Merger, dated as of January 31, 2001 (1).
 3.1      Articles of Incorporation of HealthWatch, Inc., dated June 10, 1983
          (1).
 3.2 Certificate of Amendment of Articles of Incorporation of HealthWatch, Inc., dated October 20, 1987 (1).
 3.3 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 5, 1989 (1).
 3.4 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 8, 1999 (1).
 3.5      Bylaws of HealthWatch, Inc. (1).
 3.13 Certification of Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. dated June 9, 1998 (1).
 3.14 Amended and Restated Certification of Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. dated March 22, 2000 (1).
 3.15 Certification of Designation, Preferences, Rights and Limitations of the Series C 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
 3.16 Certification of Designation, Preferences, Rights and Limitations of the Series D 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
 4.1      Specimen form of the Company's Common Stock certificate (2).
 4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (3).
10.1 Business Collaboration Agreement dated as of October 10, 1997 between HealthWatch, Inc. and Halis, Inc. (1).
10.6      Form of Warrant Certificate of HealthWatch, Inc. (1).
10.8 Amended and Restated Agency Agreement between Commonwealth Associates, L.P. and HealthWatch, Inc. dated February 7, 2000 (1).
10.9 HealthWatch, Inc. 2000 Stock Option Plan, adopted as of May 8, 2000, approved by HealthWatch stockholders July 14 2000 (1).
10.10     Form of Stock Option Agreement (1).
10.11 Amendment to the Business Collaboration Agreement dated September 20, 2000 between Halis, Inc. and HealthWatch, Inc. (1).
10.12 Finders Agreement between HealthWatch, Inc. and Commonwealth Associates, L.P., dated March 21, 2000 (1).

21.1      Subsidiaries of HealthWatch, Inc. (1).


(b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended December 31, 2000.

     None.
_________________________

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4, as amended, filed on October 24, 2000 ( File No. 333-48546).
(2) Incorporated herein by reference to Registration Statement on Form S-18 (File No. 2-85688D).
(3) Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 33-73462).



                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                    HEALTHWATCH, INC.

Date: February 14, 2001             /s/ Paul W. Harrison
                                    --------------------
                                    Paul W. Harrison
                                    Chairman, President and
                                       Chief Executive Officer

Date: February 14, 2001             /s/ Thomas C. Ridenour
                                    ----------------------
                                    Chief Financial Officer and
                                        Principal Accounting Officer

                                 EXHIBIT INDEX

Number             Description
------             -----------

 2.1 Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated as of June 29, 2000 (1).
 2.2 Amendment to the Agreement and Plan of Merger dated as of September 29, 2000 (1).
 2.3 Letter of Intent between HealthWatch, Inc. and Halis, Inc. dated March 8, 2000 (1).
 2.4 Amendment to the Financing Option between HealthWatch, Inc. and Halis, Inc. dated July 28, 2000 (1).
 2.5 Second Amendment to the Agreement and Plan of Merger, dated as of January 31, 2001 (1).
 3.1     Articles of Incorporation of HealthWatch, Inc., dated June 10, 1983
         (1).
 3.2 Certificate of Amendment of Articles of Incorporation of HealthWatch, Inc., dated October 20, 1987 (1).
 3.3 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 5, 1989 (1).
 3.4 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 8, 1999 (1).
 3.5     Bylaws of HealthWatch, Inc. (1).
 3.13 Certification of Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. dated June 9, 1998 (1).
 3.14 Amended and Restated Certification of Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. dated March 22, 2000 (1).
 3.15 Certification of Designation, Preferences, Rights and Limitations of the Series C 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
 3.16 Certification of Designation, Preferences, Rights and Limitations of the Series D 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
 4.1     Specimen form of the Company's Common Stock certificate (2).
 4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (3).
10.1 Business Collaboration Agreement dated as of October 10, 1997 between HealthWatch, Inc. and Halis, Inc. (1).
10.6     Form of Warrant Certificate of HealthWatch, Inc. (1).
10.8 Amended and Restated Agency Agreement between Commonwealth Associates, L.P. and HealthWatch, Inc. dated February 7, 2000 (1).
10.9 HealthWatch, Inc. 2000 Stock Option Plan, adopted as of May 8, 2000, approved by HealthWatch stockholders July 14 2000 (1).
10.10    Form of Stock Option Agreement  (1).
10.11 Amendment to the Business Collaboration Agreement dated September 20, 2000 between Halis, Inc. and HealthWatch, Inc. (1).
10.12 Finders Agreement between HealthWatch, Inc. and Commonwealth Associates, L.P., dated March 21, 2000 (1).
21.1     Subsidiaries of HealthWatch, Inc. (1)

________________________

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4, filed on October 24, 2000 ( File No. 333-48546).
(2) Incorporated herein by reference to Registration Statement on Form S-18 (File No. 2-85688D).
(3) Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 33-73462).