Form 10QSB/A
period 2000-09-30
HEALTHWATCH INC
filed 2001-04-23
CIK 725627

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           Commission File Number
---------------------------------------------------------------
    September 30, 2000                           0-11476


                               HEALTHWATCH, INC.
            ------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Minnesota                                      84-0916792
    -------------------------                          -----------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or organization)                      Identification No.)


             1100 Johnson Ferry Road, Suite 670, Atlanta, GA 30342
             -----------------------------------------------------
                   (Address of Principal Executive Offices)

                                (404) 256-0083
                    -----------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                        Yes X         No ______
                            ----

     Number of registrant's common shares outstanding at October 31, 2000 2,142,751
-----------
           Transitional Small Business Disclosure Format (check one)
                         Yes ______   No X
                                        ---

EXPLANATORY NOTE:

This amended quarterly report on Form 10-QSB for the quarter ended September 30, 2000 includes a restatement of the September 30, 2000 and 1999 financial statements to (1) reflect the effects of a change in the amortization life of the Company's intangible asset identified as the Merad Technology from ten years to five years and (2) an adjustment to reflect the beneficial conversion feature related to the Series P and Series D preferred stock.

We have made no further changes to the previously filed Form 10-QSB. All information in this Form 10-QSB is as of September 30, 2000 and does not reflect any subsequent information or events other than the aforementioned changes.

                               HEALTHWATCH, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                               SEPTEMBER 30, 2000

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                        ASSETS
Current Assets
        Cash                                                            $     63,317
        Accounts receivable, net of allowance for doubtful
           accounts of $17,692                                                51,466
        Inventory                                                             32,067
        Marketable securities                                              3,210,500
        Other current assets                                                 239,852
                                                                        ------------
                    Total current assets                                   3,597,202

        Investment in and advances to Halis, Inc.                          1,946,157
        Property and equipment, net                                           71,018
        Intangible assets, net of accumulated amortization
           of $401,738                                                       928,636
        Other assets                                                          39,926
                                                                        ------------
                    Total other assets                                     2,985,737
                                                                        ------------

                    Total assets                                        $  6,582,939
                                                                        ============
                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable                                                $    395,570
        Accrued expenses                                                     179,955
        Deferred revenue                                                       7,264
        Debentures payable                                                    25,000
                                                                        ------------

                    Total liabilities (all current)                          607,789
                                                                        ------------

Shareholders' Equity
        Cumulative preferred stock, 1,000,000 shares authorized,
          par value $.05 per share:
           Series A, 5,000 shares issued and outstanding                         250
           Series P, 66,886 shares issued and outstanding                      3,344
           Series C, 4,000 shares issued and outstanding                         200
           Series D, 74,130 shares issued and outstanding                      3,707
         Common stock, $.05 par value; 10,000,000 shares authorized,
           2,142,751 issued and outstanding                                  107,137
         Additional paid-in capital                                       34,146,106
         Accumulated deficit                                             (28,241,789)
         Accumulated other comprehensive loss, net unrealized
           investment losses                                                 (43,805)
                                                                        ------------
                    Total shareholders' equity                             5,975,150
                                                                        ------------

     Total liabilities and shareholders' equity                      $ 6,582,939
                                                                     ===========

       (The accompanying notes are an integral part of these statements)

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                Three Months Ended September 30,
                                                        2000         1999
                                                --------------------------------

Sales                                               $   104,266    $ 151,703
Cost of sales                                            22,576       82,551
                                                    -----------    ---------
   Gross profit                                          81,690       69,152
                                                    -----------    ---------

Operating costs and expenses
   Selling, general and administrative                  915,340      263,590
   Depreciation and amortization                         57,709      110,494
   Research and development                              38,480       37,190
                                                    -----------    ---------

Total operating costs and expenses                    1,011,529      411,274
                                                    -----------    ---------

Operating loss                                         (929,839)    (342,122)
                                                    -----------    ---------

Other income (expense)
   Loss from investment in Halis, Inc.                 (118,660)     (96,102)
   Realized gain on sale of marketable securities           150            -
   Interest income                                       58,104            -
   Interest expense                                      (3,614)     (16,458)
                                                    -----------    ---------

          Total other income (expense)                  (64,020)    (112,560)
                                                    -----------    ---------


Net loss                                            $  (993,859)   $(454,682)
                                                    ===========    =========


Basic and diluted net loss per common share:
   Net Loss                                         $  (993,859)   $(454,682)
   Less preferred stock dividends (undeclared)          223,521       67,261
   Less amortization of beneficial conversion
   option on Series D and Series P preferred stock    1,495,845       78,257
                                                    -----------    ---------
   Net loss available to common shareholders        $(2,713,225)   $(600,200)
                                                    ===========    =========

Net loss per common share, basic and diluted        $     (1.27)   $   (0.72)
                                                    ===========    =========

Weighted average number of shares outstanding         2,142,751      835,991*
                                                    ===========    =========


*Adjusted for December 1999 1 for 5 stock split


      (The accompanying notes are an integral part of these statements.)

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   AND 1999
                                  (UNAUDITED)

                                                           Three Months Ended September 30,
                                                                   2000         1999
                                                           --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                $(993,859)   $(454,682)
        Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
          Depreciation and amortization                            57,709      110,494
          Provision for bad debt                                        -       (6,399)
          Loss from investment in Halis, Inc.                     118,660       96,102
          Issuance of stock for services                                -       50,002
          Gain on sale of marketable securities                      (150)           -

        Decrease (increase) in assets:
          Accounts receivable                                     (16,926)      74,297
          Inventory                                                 3,410        2,639
          Other current assets                                     26,441        6,198
          Other assets                                             (1,366)       3,400

        Increase (decrease) in liabilities:
          Accounts payable                                        118,206        2,172
          Accrued expenses                                        (49,859)     (35,102)
          Deferred revenue                                         (1,225)       4,389
                                                                ---------    ---------

               Net cash used in operating activities             (738,959)    (146,490)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property & equipment                          (57,680)           -
        Proceeds from sale of marketable securities               794,745            -
        Purchase of intangible assets, capitalized MERAD
          Technology costs                                        (97,723)           -
        Decrease in due from Halis, Inc.                          146,670       95,342
                                                                ---------    ---------

             Net cash provided by investing activities            786,012       95,342
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock                      -       50,000
                                                                ---------    ---------

          Net cash provided by financing activities                     -       50,000
                                                                ---------    ---------

          Increase (decrease) in cash                              47,053       (1,148)
          Cash - beginning of period                               16,264       21,746
                                                                ---------    ---------

           Cash - end of period                                 $  63,317    $  20,598
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


RESTATEMENTS

     The September 30, 2000 financial statements have been restated to reflect an adjustment to the June 30, 2000 financial statements for interest expense of $419,551 from the issuance of warrants in connection with short-term financing. The effect of the adjustment increased additional paid-in capital and increased accumulated deficit by $419,551 at September 30, 2000.

     The September 30, 2000 financial statements have been restated to reflect an adjustment to the June 30, 2000 and 1999 financial statements to reflect the beneficial conversion feature related to the Series P and Series D preferred stock. The effect of the adjustment increased additional paid-in capital and increased accumulated deficit by $1,884,700 at September 30, 2000. In addition, additional paid-in capital and accumulated deficit increased by $1,495,845 as a result of the amortization of the beneficial conversion feature for the three months ended September 30, 2000. The effect of the adjustments increased the loss available to common shareholders by $1,495,845 and $78,257 for the three months ended September 30, 2000 and 1999, and increased the loss per common share by $.71 and $.10 for the three months ended September 30, 2000 and 1999, respectively.

     The September 30, 2000 and 1999 financial statements have been restated to reflect the effects of a change in the amortization life of the Company's intangible asset identified as the Merad Technology from ten years to five years. The effect of the adjustment decreased intangible assets by $202,658 at September 30, 2000, increased the loss available to common shareholders by $30,614 and $25,284 for the three months ended September 30, 2000 and 1999, respectively, and increased the net loss per common share by $.01 and $.03 for the three months ended September 30, 2000 and 1999, respectively.


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

The Company has incurred significant operating losses during the past several years and at September 30, 2000 had an accumulated deficit of $28,241,789. The Company has acquired additional equity capital to sustain operations and to continue its business development efforts.

Total assets at September 30, 2000 were $6,582,939, representing a decrease of $857,007 from June 30, 2000. Marketable securities and investment in and advances to Halis represented $725,000 and $265,330, respectively, of the decrease. The decrease in investment in and advances to Halis is attributable to a decrease in the investment in Halis of $118,660 and a decrease in the Due from Halis account of $146,670. The decrease in marketable securities is the result of sales of securities for the purpose of funding current operating expenses and to payoff certain accrued liabilities. The decreases were offset by increases in cash, property and equipment, and intangible assets of $47,053, $57,680 and $97,857, respectively, net of depreciation and amortization of $57,709.

Current liabilities increased by $67,255 from $540,534 at June 30, 2000 to $607,789 at September 30, 2000. The increase is primarily attributable to an increase in accounts payable of $118,206 and a decrease in accrued expenses of $49,724.

Shareholders' equity decreased from $6,899,412 at June 30, 2000 to $5,975,150 at September 30, 2000, a decrease of $924,262. This decrease is attributable to a net loss for the three month period of $993,859 with an offsetting decrease in accumulated other comprehensive loss, net unrealized investment losses of $69,595.

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

Depreciation and amortization decreased by $52,785 for the three months ended September 30, 2000, as compared to the same period in 1999. The decrease is the result of reduced amortization expense due to a loss from impairment of intangible assets in fiscal 2000.

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

 3.1      Articles of Incorporation of HealthWatch, Inc., dated June 10, 1983
          (1).
 3.2 Certificate of Amendment of Articles of Incorporation of HealthWatch, Inc., dated October 20, 1987(1)
 3.3 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 5, 1989 (1).
 3.4 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 8, 1999 (1).
 3.5      Bylaws of HealthWatch, Inc. (1).
 3.13 Certification of Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. dated June 9, 1998 (1).
 3.14 Amended and Restated Certification of Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. dated March 22, 2000 (1).
 3.15 Certification of Designation, Preferences, Rights and Limitations of the Series C 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
 3.16 Certification of Designation, Preferences, Rights and Limitations of the Series D 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
 4.1      Specimen form of the Company's Common Stock certificate (2)
 4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (3)
10.1 Business Collaboration Agreement dated as of October 10, 1997 between HealthWatch, Inc. and Halis, Inc. (1)
10.6      Form of Warrant Certificate of HealthWatch, Inc. (1)
10.8 Amended and Restated Agency Agreement between Commonwealth Associates, L.P. and HealthWatch, Inc. dated February 7, 2000 (1).
10.9 HealthWatch, Inc. 2000 Stock Option Plan, adopted as of May 8, 2000, approved by HealthWatch stockholders July 14 2000 (1).
10.10     Form of Stock Option Agreement  (1).
10.11 Amendment to the Business Collaboration Agreement dated September 20, 2000 between Halis, Inc. and HealthWatch, Inc. (1)
10.12 Finders Agreement between HealthWatch, Inc. and Commonwealth Associates, L.P., dated March 21, 2000 (1)
21.1      Subsidiaries of HealthWatch, Inc. (1).
27.1      Financial Data Schedule (EDGAR filing only) (1)


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

                                        HEALTHWATCH, INC.

Date: April 23, 2001                    /s/ Paul W. Harrison
                                        --------------------
                                         Paul W. Harrison
                                                 Chairman, President and Chief
                                         Executive Officer

Date: April 23, 2001                    /s/ Thomas C. Ridenour
                                        ----------------------
                                        Chief Financial Officer and Principal
                                        Accounting Officer

                                 EXHIBIT INDEX

Number             Description
------             -----------

 2.1 Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated as of June 29, 2000 (1).
 2.2 Amendment to the Agreement and Plan of Merger dated as of September 29, 2000 (1).
 2.3 Letter of Intent between HealthWatch, Inc. and Halis, Inc. dated March 8, 2000 (1).
 2.4 Amendment to the Financing Option between HealthWatch, Inc. and Halis, Inc. dated July 28, 2000 (1).
 3.1     Articles of Incorporation of HealthWatch, Inc., dated June 10, 1983
         (1).
 3.2 Certificate of Amendment of Articles of Incorporation of HealthWatch, Inc., dated October 20, 1987(1)
 3.3 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 5, 1989 (1).
 3.4 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 8, 1999 (1).
 3.5     Bylaws of HealthWatch, Inc. (1).
 3.13 Certification of Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. dated June 9, 1998 (1).
 3.14 Amended and Restated Certification of Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. dated March 22, 2000 (1).
 3.15 Certification of Designation, Preferences, Rights and Limitations of the Series C 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
 3.16 Certification of Designation, Preferences, Rights and Limitations of the Series D 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
 4.1     Specimen form of the Company's Common Stock certificate (2)
 4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (3)
10.1 Business Collaboration Agreement dated as of October 10, 1997 between HealthWatch, Inc. and Halis, Inc. (1)
10.6     Form of Warrant Certificate of HealthWatch, Inc. (1)
10.8 Amended and Restated Agency Agreement between Commonwealth Associates, L.P. and HealthWatch, Inc. dated February 7, 2000 (1).
10.9 HealthWatch, Inc. 2000 Stock Option Plan, adopted as of May 8, 2000, approved by HealthWatch stockholders July 14 2000 (1).
10.10    Form of Stock Option Agreement  (1).
10.11 Amendment to the Business Collaboration Agreement dated September 20, 2000 between Halis, Inc. and HealthWatch, Inc. (1)
10.12 Finders Agreement between HealthWatch, Inc. and Commonwealth Associates, L.P., dated March 21, 2000 (1)
21.1     Subsidiaries of HealthWatch, Inc. (1)
27.1     Financial Data Schedule (EDGAR filing only) (1).
________________________

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4, filed on October 24, 2000 ( File No. 333-48546).
(2) Incorporated herein by reference to Registration Statement on Form S-18 (File No. 2-85688D).
(3) Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 33-73462).