Form 10QSB/A
period 2000-12-31
HEALTHWATCH INC
filed 2001-04-23
CIK 725627

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                    Commission File Number
--------------------------------------------------------------------------------
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No ______
                                  -----

     Number of registrant's common shares outstanding at January 31, 2001
                                   2,142,751
                                   ---------

           Transitional Small Business Disclosure Format (check one)
                                 Yes ___ No  X
                                            ---

EXPLANATORY NOTE:

This amended quarterly report on Form 10-QSB for the quarter ended December 31, 2000 includes restatement of the December 31, 2000 and 1999 financial statements to (1) reflect the effects of a change in the amortization life of the Company's intangible asset identified as the Merad Technology from ten years to five years and (2) an adjustment to reflect the beneficial conversion feature related to the Series P preferred stock.

We have made no further changes to the previously filed Form 10-QSB. All information in this Form 10-QSB is as of December 31, 2000 and does not reflect any subsequent information or events other than the aforementioned changes.

HEALTHWATCH, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                               DECEMBER 31, 2000

     PART I.
     FINANCIAL INFORMATION
     ITEM 1.   FINANCIAL STATEMENTS

                                                                              December 31,
                                                                                  2000
                                                                           ----------------
                                ASSETS
     Current assets:
          Cash                                                             $         52,084
          Accounts receivable, net of allowance of $17,653                           48,427
          Marketable securities                                                   1,848,406
          Inventory                                                                  25,449
          Other current assets                                                      339,694
                                                                           ----------------
                 Total current assets                                             2,314,060
                                                                           ----------------

          Investment in Halis, Inc.                                               1,645,701
          Due from Halis, Inc.                                                      541,976
          Property and equipment, net of accumulated
                 depreciation of $138,224                                           127,320
          Intangible assets, net of accumulated amortization
                 of $466,544                                                      1,014,570
          Other assets                                                               56,370
                                                                           ----------------
                 Total other assets                                               3,385,937
                                                                           ----------------
                 Total assets                                              $      5,699,997
                                                                           ================

            LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
          Accounts payable and accrued expenses                            $        661,701
          Deferred revenue                                                            6,501
          Debentures payable                                                         25,000
                                                                           ----------------
                 Total liabilities (all current)                                    693,202
                                                                           ----------------

     Shareholders' equity:
          Cumulative preferred stock; 1,000,000 shares authorized; par value $.05 per share:
                        Series A, 5,000 shares issued and outstanding                   250
                        Series P, 66,886 shares issued and outstanding                3,344
                        Series C, 4,000 shares issued and outstanding                   200
                        Series D, 74,130 shares issued and outstanding                3,707
          Common stock, $.05 par value;  10,000,000 shares
                 Authorized, 2,142,751 issued and outstanding                       107,137
          Additional paid-in capital                                             35,641,951
          Accumulated deficit                                                   (30,743,303)
          Accumulated other comprehensive loss, net unrealized
                  investment losses                                                  (6,491)
                                                                           ----------------
                  Total shareholders' equity                                      5,006,795
                                                                           ----------------

                   Total liabilities and shareholders' equity              $      5,699,997
                                                                           ================

       (The accompanying notes are an integral part of these statements)

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (UNAUDITED)

                                                              Three Months Ended December 31,
                                                                  2000                 1999
                                                            -----------------------------------
Sales                                                       $      79,356          $   170,762
Cost of sales                                                      15,312               37,911
                                                            -----------------------------------
       Gross profit                                                64,044              132,851
                                                            -----------------------------------

Operating costs and expenses
       Selling, general and administrative                        958,340              529,702
       Depreciation and amortization                               70,202              110,545
       Research and development                                    59,554               29,613
                                                            -----------------------------------
               Total operating costs and expenses               1,088,096              669,860
                                                            -----------------------------------

Operating loss                                                 (1,024,052)            (537,009)
                                                            -----------------------------------

Other income (expense)
       Loss from investment in Halis, Inc.                         (9,050)            (134,701)
       Realized loss on sale of marketable securities              (4,010)                  --
       Interest income                                             37,845                   --
       Interest expense                                            (6,401)              (1,147)
                                                            -----------------------------------
       Total other income (expense)                                18,384             (135,848)
                                                            -----------------------------------
       Loss before income taxes and
              extraordinary item                               (1,005,668)            (672,857)
       Income tax benefit                                              --               66,000
                                                            -----------------------------------
       Loss before extraordinary item                          (1,005,668)            (606,857)
       Extraordinary item - Gain on extinguishment
             of debt, net of income tax of $66,000                     --               99,405
                                                            -----------------------------------
Net loss                                                    $  (1,005,668)       $    (507,452)
                                                            ===================================

Basic and diluted net loss per common share:
       Loss before extraordinary item                       $  (1,005,668)        $   (606,857)
       Less preferred stock dividends (undeclared)                223,521               67,261
       Less amortization of beneficial conversion
         Option on Series D and Series P
         preferred stock                                        1,495,845               78,257
                                                            ----------------------------------
       Loss available to common shareholders                   (2,725,034)            (752,375)
       Extraordinary item                                             ---               99,405
                                                            ----------------------------------
       Net loss available to common shareholders            $  (2,725,034)        $   (652,970)
                                                            ==================================

Net loss per common share, basic and diluted:
       Loss before extraordinary item                       $       (1.27)         $     (0.61)
       Extraordinary item                                             ---                 0.08
                                                            ----------------------------------
       Net loss                                             $       (1.27)         $     (0.53)
                                                            ==================================

Weighted average number of common
           shares outstanding                                   2,142,751            1,236,535
                                                            ==================================

       (The accompanying notes are an integral part of these statements)

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (UNAUDITED)

                                                           Six Months Ended December 31,
                                                            2000                 1999
                                                        -----------------------------------
Sales                                                   $       183,622      $      322,465
Cost of sales                                                    37,888             120,462
                                                        -----------------------------------
       Gross profit                                             145,734             202,003
                                                        -----------------------------------

Operating costs and expenses
       Selling, general and administrative                    1,873,679             793,292
       Depreciation and amortization                            127,911             221,039
       Research and development                                  98,034              66,804
                                                        -----------------------------------
               Total operating costs and expenses             2,099,624           1,081,135
                                                        -----------------------------------

Operating loss                                               (1,953,890)           (879,132)
                                                        -----------------------------------

Other income (expense)
       Loss from investment in Halis, Inc.                     (127,710)           (230,803)
       Realized loss on sale of marketable securities            (3,860)                 --
       Interest income                                           95,949                  --
       Interest expense                                         (10,015)            (17,605)
                                                        -----------------------------------
       Total other income (expense)                             (45,636)           (248,408)
                                                        -----------------------------------
       Loss before income taxes and
              extraordinary item                             (1,999,526)         (1,127,540)
       Income tax benefit                                            --              66,000
                                                        -----------------------------------
       Loss before extraordinary item                        (1,999,526)         (1,061,540)
       Extraordinary item - Gain on extinguishment
             of debt, net of income tax of $66,000                   --              99,405
                                                        -----------------------------------
Net loss                                                 $   (1,999,526)     $     (962,135)
                                                        ===================================

Basic and diluted net loss per common share:
       Loss before extraordinary item                    $   (1,999,526)     $   (1,061,540)
       Less preferred stock dividends (undeclared)              447,042             134,522
       Less amortization of beneficial conversion
         Option on Series D and Series P
         preferred stock                                      2,991,690             156,514
                                                        -----------------------------------
       Loss available to common shareholders                 (5,438,258)         (1,352,576)
       Extraordinary item                                           ---              99,405
                                                        -----------------------------------
       Net loss available to common shareholders         $   (5,438,258)      $  (1,253,171)
                                                        ===================================
Net loss per common share, basic and diluted:
       Loss before extraordinary item                   $         (2.54)      $       (1.31)
       Extraordinary item                                           ---                0.10
                                                        -----------------------------------
       Net loss                                         $         (2.54)      $       (1.21)
                                                        ===================================

Weighted average number of common
       shares outstanding                                     2,142,751           1,036,263
                                                        ===================================

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                                    Six Months Ended December 31,
                                                                                     2000                  1999
                                                                              --------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                              $   (1,999,526)       $   (962,135)
             Adjustments to reconcile net loss to net cash
              used in operating activities:
              Depreciation and amortization                                             127,911             221,039
              Loss from Investment in Halis, Inc.                                       127,710             230,803
              Provision for bad debts                                                        --              (6,465)
              Common stock issued for services                                               --             161,624
              Loss on sale of marketable securities                                       3,860                  --
              Gain on extinguishment of debt                                                 --            (165,405)
           Decrease (increase) in assets:
              Accounts receivable                                                       (13,888)             75,088
              Inventory                                                                  10,028              20,114
              Other current assets                                                      (73,401)              2,101
              Other assets                                                              (13,157)              3,401
           Increase (decrease) in liabilities:
              Accounts payable and accrued expenses                                     154,657             132,818
              Deferred revenue                                                           (1,989)             (1,047)
                                                                              --------------------------------------
              Net cash used in operating activities                                  (1,677,795)           (288,064)
                                                                              --------------------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of property and equipment                                       (119,378)                 --
              Proceeds from sale of marketable securities                             2,190,143                  --
              Purchase of intangible assets, capitalized Merad
                Technology costs                                                       (248,597)                 --
              Net (increase) decrease in due from Halis, Inc.                          (108,553)             89,620
                                                                              --------------------------------------
              Net cash provided by investing activities                               1,713,615              89,620
                                                                              --------------------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
              Net proceeds from issuance of common stock                                     --              50,000
              Net proceeds from issuance of preferred stock                                  --             350,000
                                                                              --------------------------------------
              Net cash provided by financing activities                                      --             400,000
                                                                              --------------------------------------
              Net increase in cash                                                       35,820             201,556
              Cash - beginning of period                                                 16,264              21,746
                                                                              --------------------------------------
              Cash - end of period                                               $       52,084        $    223,302
                                                                              ======================================

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

RESTATEMENTS

The December 31, 2000 financial statements have been restated to reflect an adjustment to the June 30, 2000 financial statements for interest expense of $419,551 from the issuance of warrants in connection with short-term financing. The effect of the adjustment increased additional paid-in capital and increased accumulated deficit by $419,551 at December 31, 2000.

The December 31, 2000 financial statements have been restated to reflect an adjustment to the June 30, 2000 and 1999 financial statements to reflect the beneficial conversion feature related to the Series P preferred stock. The effect of the adjustment increased additional paid-in capital and increased accumulated deficit by $547,796 at December 31, 2000. In addition, additional paid-in capital and accumulated deficit increased by $156,514 as a result of the amortization of the beneficial conversion feature for the six months ended December 31, 2000. The effect of the adjustments increased the loss available to common shareholders by $156,514 for the six months ended December 31, 2000 and 1999, and increased the loss per common share by $.07 and $.15 for the six months ended December 31, 2000 and 1999, respectively.

The December 31, 2000 and 1999 financial statements have been restated to reflect the effects of a change in the amortization life of the Company's intangible asset identified as the Merad Technology from ten years to five years. The effect of the adjustment decreased intangible assets by $233,272 at December 31, 2000, increased the loss before extraordinary item and the loss available to common shareholders by $61,228 and $50,568 for the six months ended December 31, 2000 and 1999, respectively, and increased the loss per common share before extraordinary item and the net loss per common share by $.03 and $.05 for the six months ended December 31, 2000 and 1999, respectively.

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

The Company has incurred significant operating losses during the past several years and at December 31, 2000 had an accumulated deficit of $30,743,303. In the third quarter of fiscal year ending June 30, 2000, the Company obtained additional equity capital to sustain operations and to continue its business development efforts.

Total assets at December 31, 2000 were $5,699,997, a decrease of $1,739,949 from June 30, 2000. This decrease is primarily the result of (a) a decrease in marketable securities of $2,087,094 to fund current operating expenses and to payoff certain accrued liabilities and (b) a decrease in investment in Halis, Inc. of $127,710, offset by (i) an increase in cash of $35,820, (ii) an increase of $73,401 in prepaid and other current assets, (iii) an increase in advances to Halis of $108,553, (iv) a net increase in property and equipment of $112,266 and
(v) an increase in intangible and other assets of $127,798.

Current liabilities increased by $152,668 from $540,534 at June 30, 2000 to $693,202 at December 31, 2000. This increase is the result of an increase in accounts payable and accrued expenses of $154,657, offset by a decrease in deferred revenue of $1,989.

Shareholders' equity decreased $1,892,617 from $6,899,412 at June 30, 2000 to $5,006,795 at December 31, 2000. This decrease is attributable to a net loss for the six months of $1,999,526 with an offsetting decrease in unrealized loss on investment of $106,909.

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

Depreciation and amortization decreased by $93,128, or 42.1%, to $127,911 for the six months ended December 31, 2000, as compared to $221,039 for the same period in 1999. This decrease is the result of reduced amortization expense during the period due to a write down of intangible assets in the fiscal year ended June 30, 2000.

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

Interest income was $95,949 for the six months ended December 31, 2000. This represents interest on the marketable securities.

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

Depreciation and amortization decreased by $40,343, or 36.5%, to $70,202 for the three months ended December 31, 2000, as compared to $110,545 for the same period in 1999. This decrease is the result of reduced amortization expense during the quarter due to a write down of intangible assets in the fiscal year ended June 30, 2000.

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

Interest income was $37,845 for the three months ended December 31, 2000. This represents interest on the marketable securities.

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

-------------------------

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

------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4, filed on October 24, 2000 ( File No. 333-48546).
(2) Incorporated herein by reference to Registration Statement on Form S-18 (File No. 2-85688D).
(3) Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 33-73462).