Form 10KSB/A
period 2000-06-30
HEALTHWATCH INC
filed 2001-05-03
CIK 725627

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


          For the fiscal year ended            Commission file number
               June 30, 2000                             0-11476

                               HEALTHWATCH, INC.
            (Exact name of Registrant as specified in its charter)


               MINNESOTA                                   84-0916792
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


        1100 Johnson Ferry Road
               Suite 670
           Atlanta, Georgia                                  30342
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:  (404) 256-0083

       Securities registered pursuant to section 12(b) of the Act: None

         Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $.05 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         ------    -----

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Revenues for the fiscal year ended June 30, 2000: $551,682.

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

DOCUMENTS INCORPORATED BY REFERENCE:
     None


Transitional Small Business Disclosure Format (check one):
                    Yes        No    X
                       -------    -------

                          __________________________

EXPLANATORY NOTE:

     This amended annual report on Form 10-KSB/A for the year ended June 30, 2000 includes changes to the (i) Description of the Business (Item 1); (ii) Facilities (Item 2); (iii) Management's Discussion and Analysis of Financial Condition and Results (Item 6); (iv) Financial Statements (Item 7); (v) Directors and Executive Officers, Promoters and Control Persons (Item 9); (vi) Executive Compensation (Item 10); (vii) Security Ownership of Certain Beneficial Owners and Management (Item 11) and (viii) Certain Relationships and Related Transactions (Item 12), in response to comments received from the Securities and Exchange Commission in connection with a review of HealthWatch's Registrations Statement on Form S-4, as amended and including HealthWatch's joint proxy statement/prospectus related to the merger of Halis, Inc. ("Halis") with and into a wholly owned subsidiary of HealthWatch.

     We have made no further changes to the previously filed Form 10-KSB, as amended. All information in this Form 10-KSB/A is as of June 30, 2000 and does not reflect any subsequent information or events other than the aforementioned changes


                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

     In addition to the historical information contained herein, the discussion in this Form 10-KSB/A contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; future customer benefits attributable to the Company's products; developments in the Company's markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships; and future economic, business and regulatory conditions. The cautionary statements made in this Form 10-KSB/A should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-KSB/A. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Risk Factors" in Item 1 of this Form 10-KSB/A as well as the cautionary statements and other factors set forth elsewhere herein.

General Background

     References herein to "HealthWatch" or the "Company" include HealthWatch, Inc. and its consolidated subsidiaries and their predecessors unless the context indicates otherwise. HealthWatch was incorporated in the state of Minnesota in 1983. HealthWatch, Inc. is a healthcare information technology company operating as an Enterprise Applications Provider and an Application Service Provider for a variety of healthcare businesses. We offer and market an enterprise software program, known as the Healthcare Enterprise System (the "HES System"), which is owned by Halis. The HES System uses proprietary technology to distribute, in a compressed digital format, one system that includes over 50 integrated applications for the management of a healthcare enterprise's resources, patient data, clinical data and finances. The HES System is capable of processing and tracking information for the entire healthcare cycle from the doctor visit, specialty clinic or hospital stay, to the laboratory tests, pharmacy prescriptions, home care, insurance payments and more. We are marketing, and expect to deliver and maintain, the HES System primarily over the Internet. The HES System can be used by physician practices, outpatient clinics, hospitals, long-term care facilities, home health providers, health insurance payors and other healthcare entities.

     HealthWatch has been in business for over a decade, but its information technology business is still relatively new. Prior to 1998, HealthWatch was primarily in the business of manufacturing and selling medical devices and related supplies. In 1998, it began to phase out the medical device business and focus its energies on developing an information technology business. The decision to enter the healthcare information technology business was based on HealthWatch's desire to expand its product and service offerings in order to increase revenues and to return HealthWatch to profitability. In this regard, HealthWatch entered into a business collaboration agreement with Halis during fiscal year 1998, pursuant to which HealthWatch and Halis agreed to share sales prospects and Halis agreed to develop a healthcare application, which was designed to monitor, capture and manage medical transactions at the point of care (the HES System). HealthWatch still, however, continues to provide maintenance support to a number of customers who purchased medical devices in the past.

     HealthWatch acquired Paul Harrison Enterprises, Inc. ("PHE") on October
1, 1998. PHE owned the MERAD technology, a sophisticated software application utility. MERAD utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in a virtually unlimited number of combinations to provide efficient applications that can be accessed and processed in both an Internet and Intranet environment. The true benefit of the MERAD technology is that it enables information to be stored in a way that allows users to reference and use the same data for multiple applications and processes. The acquisition of PHE also increased HealthWatch's ownership of Halis from approximately 5% to

18% of Halis' common stock. Subsequent acquisitions of additional Halis common stock through private placements have increased HealthWatch's ownership interest in Halis to approximately 25%, thereby allowing HealthWatch to account for Halis using the equity method of accounting, which means that HealthWatch records its share of Halis' income or loss in the period incurred.


HealthWatch's Business

     HealthWatch is a healthcare information technology company that is offering and marketing a software program for the healthcare industry known as the HES System. This product is owned by Halis, but is being marketed by HealthWatch under a business collaboration agreement. Under this agreement, HealthWatch has the right to resell the HES System and receive a commission on the fees earned for any sales. In addition, HealthWatch pays Halis a monthly fee for continued development and sales and product support for the HES System.

     HealthWatch is marketing the HES System as an Enterprise Application Provider and an Application Service Provider. As an Enterprise Application Provider, HealthWatch will license the HES System to a user for use on the user's own system for a single "up-front" license fee along with additional monthly or annual maintenance fees to support and service the product. As an Application Service Provider, HealthWatch will provide connectivity to the HES System through the Internet and charge the customer based on the number of users. The benefits of the Application Service Provider model is that a user can obtain the benefits of the HES System without the up-front investment in the license fee and pay for the product on an actual usage basis. The benefits of the Enterprise Application Provider model is that a larger user can obtain the HES System and bring it in-house, which will allow faster processing time, ability to customize the product and provide total control over the system.

     HealthWatch has identified the following major entities within the healthcare industry as its primary customer targets:

     Physician Practices                   Long-term Care Facilities
     Clinics                               Laboratories
     Hospitals                             Pharmacies
     Third-party Payors                    Home healthcare Providers

     HealthWatch is currently in the marketing and deployment stage of its development as a healthcare information technology company. The HES System has been fully tested and is ready for implementation. However, HealthWatch does not currently have any customers who are using the HES System, either through the Application Service Provider model or the Enterprise Application Provider model.

     In addition, HealthWatch's office in Vista, California provides support services for its peripheral vascular products under the name Life Sciences: a Pulse Wave Volume Recorder and IV Controller. These are medical device products that HealthWatch has sold in the past, and now continues to support and service, but is no longer making new sales of such products. For the fiscal year ended June 30, 2000, the medical device support business provided approximately $530,000 in gross revenue.

     The Technology

     The HES System is a software program with over 50 applications that create and manage transactions for healthcare providers. For example, the HES System could provide a doctor's office or medical clinic with a complete package of software applications to manage its scheduling, registration, medical records, billing, accounts receivable and financial records. The benefit to the user is that the HES System is an integrated program that allows each application to share common data elements, such as the patient's name and address, without repetitive processing or duplicative data entry.

     The HES System incorporates the MERAD technology, which contains advanced architecture and intelligent information processing algorithms that allow the healthcare industry's information processes (e.g., patient scheduling, medical billing, etc.) to be integrated into one program, eliminating the need for multiple and disparate systems by the various participants and facilities. HealthWatch believes its technology is the first to be used for building commercially available applications in a digital or compressed data format for the Internet. The MERAD technology is owned by HealthWatch, and licensed to Halis for use in the HES System under a perpetual license agreement. HealthWatch and Halis both realized the value of the MERAD technology and desired to put such technology to use in the healthcare industry. HealthWatch has not granted any other person or entity the rights to use the MERAD technology on a stand alone basis, and is not actively marketing it. Instead, HealthWatch believes that the benefit of the MERAD technology is in allowing other data intensive applications, such as the HES System, to use the MERAD technology to run more efficiently and thus gain a competitive advantage over other products.

     The HES System is integrated-by-design and not "interfaced," thereby avoiding the need for outside application integration technology that is often invasive, time-consuming and requires custom coding, which restricts flexibility and scalability. The HES System's benefits include the elimination of fragmented and duplicate applications, which often cause information sharing and data integrity problems. The HES System also has the ability to coexist with legacy systems to share information.

     The HES System can be downloaded over the Internet to a customer managed and operated environment or its applications can run efficiently through the Internet on an outsourced basis. This technology also permits maintenance of the applications over the Internet, whether in a customer managed and operated environment or in an outsourced environment.

     The HES System is being offered under two models: a customer-installed and customer-managed model and a "through the Internet" outsourced model. HealthWatch can provide both models because it can download the actual operating applications over the Internet, for customer-driven internal management of processing, and it can provide the same product to customers by allowing them to access the product through the Internet, where HealthWatch will maintain and manage the HES System.

     In addition, HealthWatch software utilizes an integrated approach where a customer uses one program with integrated applications to process information. This approach is a shift from the traditional layered approach, which involves the inefficiencies of multiple separate programs with limited applications that inherently lead to duplicate information processing. If applications are designed and built separately, the information used is also partially or completely duplicated for each application. Therefore, if applications are acquired or are built using different sources, the duplicated, layered effect applies both to the applications as well as to the data used. Conversely, if applications are designed and built together in an integrated manner, the data used, such as patient demographics, is only required once for all integrated applications.

     HealthWatch's Growth Strategy

     HealthWatch's objective is to become the market share leader for web-based applications to process and manage transactions for physician offices, hospitals, outpatient clinics and other healthcare providers. HealthWatch also intends to assist these entities in adapting to evolving communications and interactive technologies. HealthWatch's immediate growth strategy contemplates:

     . Marketing its already existing 50 applications via sales of customer-installed models and outsourced models, for periodic recurring revenue streams;

     . Establishing revenue sharing arrangements with companies that are operating successfully in the healthcare industry to co-brand and sell HealthWatch's products and services; and

     . Acquiring complementary healthcare information system companies and converting the customers of these acquired companies to the HES System.

     While HealthWatch would like to grow rapidly through internally generated revenues from its business model, HealthWatch realizes that it must also be prepared to selectively acquire complementary companies in order to more quickly gain market share and generate revenue growth. HealthWatch will seek to acquire service companies that are currently processing transactions for the healthcare industry whereby HealthWatch could gain operational efficiencies and advantage over its competition by installing the HES System into their operations. While HealthWatch does not have any such acquisitions pending, it would ideally like to enter into such market over the next 12 to 18 months. However, there can be no assurances that such target companies will be available on terms acceptable to HealthWatch, if at all.

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

     HealthWatch intends to operate as a centralized data center, with decentralized business sales and customer service units. The data center will initially be in Atlanta, Georgia, with regional sales and customer service unit centers initially in Atlanta, Chicago and San Diego. Additional centers may be added to provide superior response times and backup capabilities for its mission-critical applications.

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

     Marketing

     HealthWatch is marketing its products through use of a Web site and high-profile trade shows to build brand awareness. HealthWatch makes an actual operating version of its products available to customers through an Internet download for use on a trial or pilot basis, which HealthWatch believes will provide a significant advantage in marketing its products. In addition, the integrated single system architecture of its products allows for efficient building, distributing and supporting numerous integrated applications. HealthWatch plans to distribute the HES System as an Enterprise Application Provider, which means that HealthWatch will sell its products directly to the user as necessary to meet all of the technology needs of that particular user. In addition, HealthWatch is marketing the HES System as an Application Service Provider, which means that the user will be able to access the HES System through the Internet and use it on a per transaction basis.

     HealthWatch's Enterprise Application Provider marketing strategy is to:

     . meet existing or exceed system requirements for availability, scalability, security and flexibility;

     .  accommodate data interfaces and integration;

     . support transactional integration, minimizing the need for custom coding; and

     . reduce reliance on proprietary, hard-coded business rules and workflows usually found in other systems.

        HealthWatch's Application Service Provider marketing strategy is to:

     . rapidly penetrate markets by offering access to and use of the HES System from a centralized offsite location via the Internet;

     . reduce up-front capital expenditures by employing a subscription based billing model (monthly fee based on number of users and number of applications accessible);

     . decrease the complexity and lengthy implementation times usually involved with new application purchases; and

     . offer a low and predictable cost product that is easy to use in terms of expenditures and information technology personnel.

     HealthWatch is focusing its marketing efforts initially on the physician practice market as well as the outpatient clinic market. HealthWatch believes that these segments of the healthcare information system market have spent comparatively much less heavily than hospitals and healthcare insurance payors on information technology. HealthWatch believes that recent movement toward the adoption of information systems in physician practices will accelerate with solutions, such as the HES System, that are accessible over the Internet and paid for in periodic payments, rather than requiring up-front capital expenditures or up-front license fees.

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

     Sales

     HealthWatch is marketing the HES System on its Web site to create sales. That Website currently allows potential customers access to a live version of the HES System through the Internet. HealthWatch believes that access to the operating solutions will accelerate the required comfort levels of a larger audience (e.g., actual users in the target entity), who in turn will influence the decision makers to buy. In addition to using the Internet as a distribution strategy and channel, HealthWatch also provides knowledgeable applications and services experts by phone to qualified prospects that need further information to make a decision. HealthWatch also provides industry level experts and consultants to large accounts who need a face-to-face encounter in order to make final decisions.

     HealthWatch is seeking to establish revenue-sharing arrangements with other companies to co-brand and cross-sell the HES System. Because many of the potential business relationships will have already established a presence in the healthcare industry, HealthWatch believes that this could serve as a potentially strong distribution channel for its products and services.

     Another important channel that may be used for distribution is the acquisition of complementary companies and cross-selling HealthWatch's applications and services to any acquired customers. In addition to helping increase top-line growth more rapidly, HealthWatch believes that acquired customers are more likely to try an enhanced offering to what they already use rather than to switch to another company's products. HealthWatch's solutions can be more easily interfaced with existing applications of another vendor because it has an integrated data base, so a common interface is used to access multiple applications, and because its database is independent of its applications, rather than embedded in applications, providing a simpler interface design.

     Management believes that HealthWatch's sales will be driven by a recurring revenue formula that is based on periodic fees or per transaction fees. These recurring periodic fees will be charged and paid based on the usage of its applications. HealthWatch will also offer additional services, such as online billing, using the power of the Internet.

     HealthWatch has tested the sales channel of downloading its actual operating applications, to prospective customers. The results reflect typical buying trends, with the risk-takers being very receptive and the mainstream and late adopters somewhat reluctant to respond. While there is no guarantee, HealthWatch believes that this sales channel will evolve and become effective as its products and services become more well-known as "mainstream" solutions.

     Product Development

     We believe that some of our future success will depend in part on our ability to continue to maintain and enhance our current technologies and Internet-based services. Although we will continue to work closely with developers and major customers in our development efforts, we expect that most of our future enhancements to existing services and new Internet-based services will be developed internally. HealthWatch spent approximately $137,000 in the fiscal year ended June 30, 2000 and $287,000 in the fiscal year ended June 30, 1999 on product development costs.

     Customer Services

     HealthWatch will provide customer service at three levels. The first level is through its Web site, the second level is through e-mail or telephone connection to a general representative to answer basic questions and the third level is through scheduled time with a specialist by e-mail, telephone or on site visit, if necessary, for a consultation. HealthWatch's Web site will use multimedia presentations to explain all aspects of its applications and services, including answers to commonly asked questions. HealthWatch expects the Web site to serve as a valuable front-line support and training tool to reduce the need for human intervention to answer repetitive questions that can easily be resolved with some minimal research and interaction with its Web site.

     As a second level of support, general customer service representatives will be available to answer common and recurring questions that require human intervention. These representatives will direct and guide customers to resolve their issues and educate the customer on how to resolve these issues in the future.

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

     Competition

     The HES System is targeted at physicians, hospitals, clinics, pharmacies, laboratories, long-term care facilities, home health organizations, health insurance companies and other healthcare entities. These markets are intensely competitive and characterized by rapid technological change. HealthWatch's competitors are diverse and offer a variety of solutions directed at various segments of the healthcare industry. HealthWatch believes there are hundreds of application software vendors whose products compete with the HES System. HealthWatch believes the top ten competitors include Healtheon/Web MD Corporation, McKesson HBOC,

Synetic Corporation/Medical Manager/CareInsite, Cerner Corporation, Shared Medical Systems, Eclipsys Corporation, MedicaLogic, E-MedSoft and Avio. In addition, its products face competition from:

     . internal development efforts by a prospective customer's information technology departments;

     . independent healthcare application companies which have developed or are attempting to develop software that competes with its software solutions; and

     . other business application software vendors which may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of healthcare applications software.

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

     HealthWatch believes it has a dynamic and comprehensive software program that can handle all healthcare participants and market segments and can be offered in either an outsourced or a customer managed and operated model. HealthWatch believes its competition has not embraced a comprehensive, standardized approach and has remained with fragmented, duplicated products. It expects that technology competitors will eventually offer Internet products. However, HealthWatch believes that these competitors will create separate web front-ends (web pages) to serve as an entry point to their legacy information systems. HealthWatch believes that because its product is designed to run on the Internet, it will be able to provide its users with faster processing than other products using web front-ends to access legacy systems. In addition, because our product is integrated into one complete system designed to run on the Internet, we believe that the HES System will also require far less capital investment in computer hardware and require less ongoing maintenance than legacy systems which have added web front-ends. This distinction should provide HealthWatch with a marketing advantage over its competitors when selling its product to users who are looking to update their information technology systems to gain increased productivity, higher quality reporting and reduced processing costs.

     HealthWatch plans to distinguish itself from competitors by focusing on the HES System's unique architecture process to integrate-by-design all of the applications needed in a market segment (i.e., physician practices) into one complete application. The HES System was designed with ease of use in mind, keeping a particular focus on the speed of the processing and the costs to produce, update and support one Internet-based application, as opposed to several different applications.

     To the extent competitors develop or acquire systems with functionality comparable or superior to HealthWatch's products, if they have a significant installed customer base, long-standing customer relationships and an ability to offer a broad array of applications, they could have a significant competitive advantage over HealthWatch. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect our business, results of operations and financial condition. Many of HealthWatch's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed customer than it does. In order to be successful in the future, HealthWatch must continue to respond promptly and effectively to technological change and competitors' innovations. HealthWatch's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than HealthWatch can.

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

     HealthWatch's principal executive offices are located at 1100 Johnson Ferry Road, Suite 670, Atlanta. Georgia 30342 and its telephone number at that address is (404) 256-0083.

                                 RISK FACTORS

     We have included certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-KSB/A. We may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-KSB/A.

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following sections list some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended June 30, 2000 and 1999 contained elsewhere in this Form 10-KSB/A.


RISK FACTORS CONCERNING OUR BUSINESS


We have only a limited operating history that you may use to assess our future prospects.

     While we have been in business for many years, our entrance into the healthcare software business was not until 1998. As such, we have generated virtually no revenues from our information technology businesses. Our revenue and income potential are unproven and our business model is constantly evolving.

     As a result of our limited operating history, our plan for growth, in particular through the formation of strategic business relationships and acquisitions, and the competitive nature of the markets in which we compete, our historical financial data is of limited value in anticipating future performance. We cannot assure you that we will be able to expand our customer base through acquisitions, or otherwise, and be able to attract new customers.


     We have a history of operating losses and expect losses to continue for the foreseeable future.

     We have not achieved profitability and we cannot be certain that the we will realize sufficient revenue to achieve profitability in the foreseeable future. HealthWatch incurred net losses of $2,189,260 in the year ended June 30, 1997, $4,084,474 in the year ended June 30, 1998, $1,819,839 in the year ended
June 30, 1999 and $3,575,382 in the year ended June 30, 2000. As of June 30, 2000, HealthWatch had an accumulated deficit of $25,752,087.

     We plan to increase our operating expenses to expand our sales and marketing operations, broaden our customer support capabilities and continue to build our operational infrastructure. HealthWatch estimates that it will spend approximately $700,000 on its marketing, sales and customer support on an annual basis starting in fiscal year 2001, as compared to approximately $60,000 spent during the fiscal year ended June 30, 2000 and zero spent during the fiscal year ended June 30, 1999. This is only an estimate of its actual expenditures for these costs, actual costs could be more or less depending on the success it has in marketing its products. If growth in our revenues does not outpace the increase in expenses, we may not achieve or sustain profitability. We expect to continue to lose money for the foreseeable future. Obviously, we cannot guarantee success and we may need an infusion of cash during fiscal 2001 in order for us to make any significant inroads in our business plan.


     Our operating expenses are fixed in the short term; if our forecasted sales are delayed or do not occur, our operating results will fluctuate, which could cause our stock price to drop.

     We expect that our operating results will fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We have based our operating expenses on anticipated revenue growth and our operating expenses are relatively fixed in the short term. For example, our primary expenses are related to rent, overhead and personnel costs. As such, it is difficult to make changes to these costs quickly without affecting future operations. For the fiscal year ending June 30, 2001, we anticipate that we will incur total rent, overhead and personnel costs of approximately $8,000,000, which represents 92% of our total costs for fiscal 2001. We may expend substantial funds and management resources during the development and sales cycle, but fail to make sufficient sales. Accordingly, our results of operations for a particular period may be adversely affected if the sales forecasted for that period are delayed or do not occur. If this occurs, the price of our common stock would likely decrease.


     We are dependent on the healthcare industry's acceptance of our products.

     We cannot guarantee that participants in the healthcare industry and in particular, physicians, will accept our HES System as a replacement for existing record keeping practices. Market acceptance of our product will depend upon continued growth in the use of the software products as a source of services for the healthcare industry. The acceptance of an electronic method of storing, managing and processing information by healthcare professionals will require a broad acceptance of new methods of conducting business and exchanging information. Our future financial success will depend upon our ability to attract and retain healthcare providers as customers. Our failure to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.


     We are dependent on the revenues derived from a single product.

     Our primary products and services relate to the HES System. Our success is dependent on the healthcare industry's acceptance of the HES System. If the healthcare industry does not accept our HES System, our business, results of operations and financial condition would be adversely affected.


     We are dependent on market acceptance of our Internet delivery method.

     We are expecting that many of the smaller customers, i.e., company's with less than 100 users, of our HES System will access our products through the Internet. We cannot guarantee that participants in the healthcare industry will accept a software application accessed through the Internet as a replacement for traditional sources of these services, and to date, we have no customers using the HES System through the Internet. Market acceptance of our Internet product will depend upon continued growth in the use of the Internet generally and, in particular, as a source of services for the healthcare industry. The acceptance of the Internet for storing, managing and processing information by healthcare professionals will require a broad acceptance of new methods of conducting business and exchanging information. Our future financial success will depend upon our ability to attract and retain healthcare providers as customers. Our failure to achieve market acceptance of our Internet delivery method would have a material adverse effect on our business, results of operations and financial condition.


     Our management and major stockholders will retain substantial control, which could delay or prevent a change of control.

     Our executive officers, directors and preferred stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control. As of December 31, 2000, HealthWatch's executive officers and directors together beneficially owned approximately 29% of HealthWatch's outstanding common stock. Following the Proposed Halis merger, they will beneficially own approximately 23% of HealthWatch's outstanding common stock, assuming we issue 2,300,000 shares of HealthWatch common stock to Halis stockholders in connection with the proposed merger. As of December 31, 2000, the holders of our Series C and D 8% Convertible Preferred Stock controlled approximately 52% of the total voting power of HealthWatch, excluding any unexercised options and warrants. Following the Proposed Halis merger they will control approximately 34% of the total voting power of HealthWatch, excluding any unexercised options and warrants.

     Paul Harrison, CEO and Chairman of the board of directors of HealthWatch and Halis, exercises control over approximately 544,503 shares of HealthWatch common stock, including currently exercisable options and warrants. Mr. Harrison also holds 25,080 shares of our Series P Preferred Stock, which he can convert into shares of HealthWatch common stock if the conversion feature is approved by the HealthWatch stockholders. If Mr. Harrison converts his Series P Preferred Stock, he will be issued approximately 250,800 shares of additional HealthWatch common stock. Assuming that he converts all of his Series P Preferred Stock, Mr. Harrison would control approximately 795,303 shares of HealthWatch common stock, or approximately 28% of the outstanding shares of HealthWatch common stock, prior to the Proposed Halis merger and excluding from the total shares of HealthWatch common stock other HealthWatch securities convertible into HealthWatch common stock, including the Series A Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, the Series P Preferred Stock not owned by Mr. Harrison, and other outstanding warrants and options of HealthWatch not owned by Mr. Harrison. Additionally, Mr. Harrison, as the designer of our technology and the HES System, is critical to the ongoing development and deployment of products utilizing our technology. As a result of such concentration of ownership and importance to the development of related software products, Mr. Harrison will have the ability to exert significant influence on the policies and affairs of HealthWatch and corporate actions requiring stockholder approval, including the election of the members of the board of directors.

     We hope to grow rapidly, and the failure to manage our growth could adversely affect our business.

     As we continue to increase the scope of our operations, we may not have an effective planning and management process in place to implement our business plan successfully. Currently, HealthWatch is in its development stage, however, our software products are now ready for distribution and we have begun to increase the marketing and sales activities related to our products. This growth may strain our management systems and resources, which could adversely affect our operations. We will need to continue improving our financial and managerial controls and our reporting systems in order to manage such growth. In addition, we will need to expand, train and manage our growing work force. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to manage and integrate our expanding operations effectively.

     To grow our business, we may acquire other companies and raise capital by issuing shares of our stock, which may subject us to additional risks and will dilute your ownership.

     HealthWatch's business plan contemplates the pursuit of strategic acquisitions necessary to gain market share. Specifically, HealthWatch will target companies which are currently performing management, billing and collection services for the healthcare industry. The integration of these acquired companies involves a number of special risks, as discussed above with respect to the merger. In addition, we may also sell additional shares of our stock to raise money for expanding operations. We cannot guarantee that we will be able to identify and acquire suitable candidates on acceptable terms. We also cannot promise that we will be able to arrange adequate financing, complete any transaction or successfully integrate the acquired business. In addition, HealthWatch may incur debt to finance future acquisitions, which would result in additional interest expenses and decrease net income or increase losses, as the case may be. Alternatively, or in addition to debt financing, HealthWatch may issue securities in connection with future acquisitions which would dilute the ownership of the current stockholders. Our growth strategies could be adversely affected if we are unable to successfully complete and integrate strategic acquisitions in a timely manner.


     We Need to Expand our Sales and Customer Support Infrastructure.

     HealthWatch is a development stage company with relatively small sales and customer support functions. However, as we begin to market and sale our software products, we will need to expand these areas of the Company. Competition for qualified personnel in these areas is intense. We may not be able to successfully expand our sales force, which would limit our ability to expand our customer base. As a result, any difficulties we may have in expanding our sales and marketing or customer support organizations will have a negative impact on our ability to successfully capitalize on any acquisitions we may complete.


     There is no assurance that a public market for our common stock will continue to develop.

     There has only been a limited public market for HealthWatch common stock with regard to trading volume and number of stockholders, resulting in fluctuations in trading prices during periods of high or low volume. HealthWatch currently has approximately 1,300 common stockholders and its daily trading volume averaged 24,275 shares for the month of December 2000. We cannot predict the extent to which investor interest in our common stock will lead to the development of an effective trading market or how liquid that market might become, especially if a large number of shares are introduced into the market upon conversion of the shares of HealthWatch's existing preferred stock.


     HealthWatch is listed on the Nasdaq SmallCap Market which can be a volatile market.

     HealthWatch common stock is quoted on the Nasdaq SmallCap Market and currently has a very low trading volume. Consequently, the trading of only a few shares may affect the market and may result in wide swings in price and volume. As of December 31, 2000, the 52-week high for HealthWatch common stock was $9.063 per share and the 52-week low was $0.37 per share. The market price of HealthWatch's common stock could fluctuate widely in response to the following particular factors:

     .  actual or anticipated variations in operating results;

     . announcements by us or our competitors of new products, significant contracts, acquisitions, or relationships;

     .  additions or departures of key personnel;

     . future equity or debt offerings or our announcements of these offerings; and

     .  economic conditions in the healthcare industry.

     In addition, the stock market as a whole has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been highly volatile. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results. HealthWatch stockholders may not be able to sell their shares at or above the current Nasdaq SmallCap Market price. Our results of operations during future fiscal periods might fail to meet the expectations of stock market analysts and investors. This failure could lead the market price of our common stock to decline and cause us to become the subject of securities class action lawsuits.


     HealthWatch has been the subject of delisting proceedings relating to the Nasdaq SmallCap Market in the past and we cannot assure you that we will be able to maintain our listing in the future.

     Our failure to continue to meet all of the Nasdaq's requirements for continued listing, compliance with which will be in part reliant on our ability to improve our business, increase revenues and improve our earnings, could result in the delisting of our common stock. In the past, Nasdaq has brought delisting proceedings against HealthWatch for violation of its continued listing policy with regard to the $1 minimum bid price per share and the $2 million net tangible asset requirements. These proceedings were ultimately dismissed because HealthWatch was able to bring itself back into compliance. However, we cannot assure you that we will be able to continue to meet Nasdaq's continued listing requirements. Delisting from the Nasdaq SmallCap Market could impact our stock price as well as make the development of a public market for our common stock less likely.


     We do not intend to pay future cash dividends.

     HealthWatch has never paid common stock dividends and we do not anticipate paying cash dividends on our common stock at any time in the near future. Any decision to pay dividends will depend upon our profitability at the time, cash availability and other factors. We may never pay cash dividends or distributions on our common stock. In addition, we have issued preferred stock with terms and conditions that restrict our ability to declare and pay common dividends unless all preferred stock dividends that are due and payable have been paid.


     We have Broad Discretion in the Issuance of Additional Preferred Stock.

     We are authorized to issue additional preferred stock. We may issue preferred stock in one or more series, the terms of which may be determined at the time of issuance by the board of directors, without further action by common stockholders. The issuance of any series of preferred stock could affect the rights of common stockholders, and therefore, reduce the value of the common stock and make it less likely that common stockholders would receive a premium for the sale of their common stock. In certain instances, existing preferred stockholders must consent to the issuance of new classes of preferred stock having rights senior to those of existing preferred stockholders or the rules of the Nasdaq SmallCap Market may require common stockholder approval for large issuances of convertible preferred stock. Preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. Currently, the HealthWatch Articles of Incorporation authorize the issuance of one million shares of Preferred Stock. Presently, there are 5,000 shares of 6% Series A Preferred Stock outstanding, 4,000 shares of Series C 8% Convertible Preferred Stock outstanding, 74,130 shares of Series D 8% Convertible Preferred Stock outstanding and 66,886 shares of Series P Preferred Stock outstanding.


     We will depend on the efficient operation of the Internet, other networks and systems of third parties; if they do not operate efficiently, we will not be able to effectively provide our products and services.

     We will depend on the efficient operation of network connections from our customers and their data processing vendors to our systems. HealthWatch does not currently have any third parties under contract to provide such network connections. Further, portions of our revenue are dependent on continued usage by end-users of Internet services and their connections to the Internet. For the fiscal year ending June 30, 2001, management forecasted that approximately 7% of our total revenue would be derived from our Internet applications, based on our sales models. However, to date HealthWatch has had no sales or earned any fees from use of the HES System through the Internet. Each of these connections, in turn, depends on the efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or have experienced outages. We would be unable to provide a real time connection to these systems if they experienced any operational problems or outages and we would be unable to process transactions for end-users, resulting in decreased revenues. In addition, any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with our products and services and harm our sales.


     Competition from third parties could reduce or eliminate demand for our products and services.

     The market for Internet services is highly competitive, and we expect that competition will intensify in the future. We may not be able to compete successfully against our current or future competitors and, accordingly, we cannot be certain that we will be able to expand the number of our customers and end-users, or retain our current customers or third-party service providers. Many of our current and potential competitors have longer operating histories and may be in a better position to produce and market their services due to their greater financial, technical, marketing and other resources, as well as their significantly greater name recognition and larger installed customer bases.


     Security breaches could damage our reputation and business.

     Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We transmit confidential healthcare information in providing our services. Users of Internet and other electronic commerce services are concerned about the security of transmissions over public networks. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. A material security breach affecting the Company could damage our reputation, deter healthcare providers from purchasing our products or result in liability to us. Further, any material security breach affecting our competitors could affect the marketplace's perception of Internet services in general and have the same effects.

     Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, especially as a means of conducting healthcare transactions. Any well-publicized compromise of security could deter people from using the Internet or using us to conduct transactions that involve transmitting confidential healthcare information. We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by security breaches. Although we intend to continue implementing security measures, the measures that we implement may be circumvented in the future. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing web sites that deliver our services, any of which could harm our business. Our failure to respond to rapid changes in the market for Internet services could cause us to lose revenue and harm our business.

     Newly introduced products may contain undetected or unresolved defects.

     Our products are complex, integrated software programs that involve many different applications that must communicate with each other. As a result, any new or enhanced products we introduce may contain undetected or unresolved software or hardware defects when they are first introduced or as new versions are released. In the past, we have discovered minor errors in our products and it is possible that design defects will occur in new products. These defects could result in a loss of sales and additional costs, as well as damage to our reputation and the loss of relationships with our customers.

     If we Fail to attract and retain experienced personnel and senior management, our ability to grow could be harmed.

     We believe that our future success will depend in large part upon our continued ability to identify, hire, retain and motivate highly skilled employees, who are in great demand. In particular, we believe that the Company must expand its research and development, marketing, sales and customer support capabilities in order to effectively serve the evolving needs of our present and future customers. Competition for these employees is intense and due to our operating losses in the past and the concern regarding Nasdaq technology companies in general, we may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. In addition, our success depends on the continuing contributions of our senior management and technical personnel, all of whom would be difficult to replace. The loss of any one of them could adversely affect our ability to execute our business strategy. Most of our employees, including Paul W. Harrison, are not currently bound by an employment agreement. Furthermore, we do not yet have "key person" life insurance policies covering any of our employees.

     Our limited ability to protect our proprietary technology may adversely affect our ability to compete, and we may be found to infringe on proprietary rights of others, which could harm our business.

     Our future success and ability to compete depends in part upon our proprietary technology. None of our technology is currently patented. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information. We cannot assure you that the steps we take in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Monitoring unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, we expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

     We are also subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. Third parties may assert infringement claims in the future with respect to our current or future products. Any assertion, regardless of its merit, could require us to pay damages or settlement amounts and could require us to develop non-infringing technology or pay for a license for the technology that is the subject of the asserted infringement. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of our management resources could adversely affect our results of operations. We also cannot assure you that any licenses for technology necessary for our business will be available or, if available, that we can obtain these licenses on commercially reasonable terms.


                     RISK FACTORS CONCERNING OUR INDUSTRY

Governmental regulation of healthcare privacy issues may result in additional expenditures and adversely affect our business.

     The Federal Trade Commission and state governmental bodies have been investigating the confidentiality and privacy policies and practices of healthcare Internet companies and Internet companies in general, and may impose regulations. In addition, proposed privacy standards for handling individually identifiable health information that is transmitted or stored electronically were issued by the Department of Health and Human Services on November 3, 1999 and our platform and applications must comply with the final regulations. Finally, industry groups are also proposing various privacy and ethics standards in an effort to maintain self-regulation. We will likely incur additional expenses regarding privacy practices and policies. Any such policies and practices, whether self-imposed or imposed by government regulation, could affect the way in which we are allowed to conduct our business, especially those aspects that involve the collection, use and access to personal information and medical records, and could have a material adverse effect on our business, results of operations and financial condition.


     The healthcare industry is subject to extensive government regulation.

     Participants in the healthcare industry are subject to extensive and frequently changing regulation at the federal, state and local levels. Some of the laws and regulations relate to payment and other relationships with third party billing and collection agents as well as regulating computer software intended for use in the healthcare setting. The impact of regulatory developments in the healthcare industry is complex and difficult to predict. We cannot assure you that we will not be materially adversely affected by existing or new regulatory requirements or interpretations. These requirements or interpretations could also limit the effectiveness of the use of the Internet for the methods of healthcare e-commerce we are developing or even prohibit the sale of our products or services. Healthcare service providers, payors and plans are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us. Laws regulating health insurance, health maintenance organizations and similar organizations, as well as employee benefit plans, cover a broad array of subjects, including confidentiality, financial relationships with vendors, mandated benefits, grievance and appeal procedures, and others. State and federal laws have also implemented so-called "fraud and abuse" rules that specifically restrict or prohibit certain types of financial relationships between us or our customers and healthcare service providers, including physicians and pharmacies. Laws governing healthcare providers, payors and plans are often not uniform between states, and could require us to undertake the expense and difficulty of tailoring our business procedures, information systems or financial relationships in order for our customers to be in compliance with applicable laws and regulations. Compliance with such laws could also interfere with the scope of our services, or make them less cost-effective for our customers.


     The demand for our products and services could be negatively affected by reduced growth of Internet commerce or delays in the development of the Internet infrastructure.

     Our future success depends heavily on the Internet being accepted and widely used for commerce in the healthcare industry. For the fiscal year ending June 30, 2001, we estimate that we will derive 7% of our revenue from applications that are accessed through the Internet. However, to date, HealthWatch has had no sales or earned any fees from use of the HES System through the Internet. If Internet commerce does not continue to grow or grows more slowly than expected, our business will suffer. There are a number of reasons that consumers and businesses may reject the Internet as a viable commercial medium for healthcare transactions in particular. These reasons include potentially inadequate network infrastructure, costs of implementing new systems, security concerns, reliability and quality problems, limited funds available for new spending due to healthcare cost reductions and investments already made in legacy systems. Even if we develop the required infrastructure, standards, protocols or complementary products, services or facilities, we may incur substantial expenses adapting our solutions to changing or emerging technologies.


ITEM 2.  FACILITIES

     HealthWatch's corporate offices are currently located at 1100 Johnson Ferry Road, Suite 670, Atlanta, Georgia 30342. In addition, a portion of this space is used by Halis under a cost sharing arrangement. This space includes 6,389 square feet leased under a three year lease agreement with monthly lease payments of $7,242 which escalate to $12,144 per month over the term of the lease. Finally, HealthWatch leases office and warehouse space in Vista, California, under a lease that began in January 1999 and continues for a period of three years. The annual lease payments under this lease are $49,200 and escalate at a rate of 4% each year.

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


     QUARTER ENDED         HIGH    LOW
------------------------  ------  -----
     1998
          September 30    $ 6.60  $3.15
          December 31       5.15   1.88
     1999
          March 31         10.90   1.70
          June 30          11.10   4.05
          September 30      5.15   1.88
          December 31       5.90   1.55
     2000
          March 31          9.06   2.00
          June 30           4.75   1.31

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

     The following discussion of HealthWatch's financial condition and results of operations contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of HealthWatch for future operations. The forward looking statements included herein are based on current expectations that involve numerous risks and uncertainties. HealthWatch's plans and objectives are based on the assumption that HealthWatch's entry into the healthcare industry will be successful, that competitive conditions within the healthcare industry will not change materially or adversely and that there will be no material adverse change in HealthWatch's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond HealthWatch's control. Although HealthWatch believes that the assumptions underlying the forward looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by HealthWatch, or any other person, that the objectives and plans of HealthWatch will be achieved.


  General

     This discussion and analysis of financial condition and results of operations as of June 30, 2000, and for the fiscal years ended June 30, 2000 and 1999 should be read in conjunction with the sections of HealthWatch's audited financial statements and related notes included elsewhere in this Form 10-KSB/A.


  Financial Condition

     Total assets at June 30, 2000 were $7,439,946, representing an increase of $3,962,882 from June 30, 1999. Investment in marketable securities, other current assets, investments in and advances to Halis, Inc. and additional capitalized intangible assets represented $3,935,500, $256,362, $291,452 and $217,496, respectively, of the increase. The investment in marketable securities is the result of additional equity capital raised by HealthWatch during fiscal 2000. The increase was offset by amortization of intangible assets and decreases in accounts receivable and inventory of $637,918, $63,369 and $48,387, respectively.

     Current liabilities decreased by $1,103,335 from $1,643,869 at June 30, 1999 to $540,534 at June 30, 2000. The decrease is primarily attributable to the conversion of accrued expenses and shareholder loans totaling $469,028 into HealthWatch common stock, the conversion of debentures and related accrued interest of $455,000 and $139,356 into HealthWatch common stock and a gain on extinguishment of debt of $165,405. These decreases are offset by an increase in accounts payable of $140,641.

     Shareholders' equity increased from $1,833,195 at June 30, 1999 to $6,899,412 at June 30, 2000, an increase of $5,066,217. This increase is attributable to: (1) the issuance of 276,301 shares of common stock for services valued at $584,109; (2) conversion of $65,000 in shareholder loans for the issuance of 34,667 shares of common stock; (3) conversion of $53,283 of additional consideration due to former PHE shareholders for 28,417 shares of common stock; (4) conversion of debentures and accrued interest of $594,356 into 316,990 shares of HealthWatch common stock; (5) exercise of warrants for the issuance of 65,761 shares of common stock for $26,178; and (6) net proceeds of $50,000, $375,000 and $6,587,522 from the issuance of 28,572 shares of common stock, 4,000 shares of Series C convertible preferred stock and 74,130 shares of Series D convertible preferred stock, respectively. Offsetting decreases are attributable to an unrealized holding loss on marketable securities of $113,400 and a net loss for the twelve month period of $3,575,382.

     Results of Operations

     Fiscal year 2000 versus 1999

     Revenues decreased from $1,220,803 in fiscal year 1999 to $551,682 in fiscal year 2000, a 54.81% decrease. The decrease is the result of HealthWatch's shift from a product driven supply company to a software information technology company. During fiscal 2000, product sales were minimal and almost all of the revenues generated were the result of supplies, service and repair work. The Company recognized income of $21,935 and $66,087 for the twelve-month periods ended June 30, 2000 and June 30, 1999, respectively, under its business collaboration agreement with Halis for sales of the HES System. Such amounts are included in product sales.

     Cost of products sold decreased from $940,950 in fiscal year 1999 to $193,952 in fiscal year 2000, a 79.4% decrease. However, gross margin increased from $279,853, 22.9%, in 1999 to $357,730, 64.8%, in 2000. The lower cost of products sold and higher gross margins in 2000 were due primarily to greatly reduced manufacturing overhead expenses of $364,306; previous write-downs of slow moving inventory to lower of cost or market of $223,000; and a general shift from product sales to service and support resulting in a decrease of $159,692.

     Selling, general and administrative expenses increased from $1,320,500 in 1999 to $1,964,127 in 2000. The increase in fiscal 2000 over 1999 is due primarily to an increase of $571,682 in consulting and professional fees resulting from HealthWatch's shift from a product supply company to a software information technology company, $48,439 associated implementing HealthWatch's business plan and SEC and Nasdaq compliance reporting costs totaling $23,506.

     Research and development expenses decreased from $286,921 in 1999 to $136,780 in 2000, 52.3%. This decrease is due primarily to HealthWatch's shift from a product driven supply company to a software information technology company and the capitalization of MERAD Technology costs totaling $217,496 in fiscal 2000.

     Depreciation and amortization increased from $400,910 in 1999 to $442,795 in 2000, a 10.4% increase.

     Equity loss from investment in Halis increased from $23,702 during fiscal 1999 to $523,450 during fiscal 2000. The losses are a result of HealthWatch changing its method of accounting for its long-term investment in Halis to the equity method during fiscal 1999, as required by generally accepted accounting principles. The $523,450 and $23,702 represent HealthWatch's pro-rata share of Halis' net loss during HealthWatch's fiscal years 2000 and 1999, respectively, plus charges totaling $184,532 and $62,674, respectively, for the amortization of the excess carrying value of the Halis investment over its underlying net asset value. The other-than temporary decline in investment in Halis of $472,810 in fiscal 2000 was a write down of the investment in Halis that was deemed to be other than temporary.

     Interest income of $110,606 in fiscal 2000 is related to the investment in marketable securities. Gain on extinguishment of debt of $165,405 is attributable to a liability from the early 1990's related to a previously acquired, inactive subsidiary, that HealthWatch determined was no longer required. The Company has received no communication from the creditor and management believes that HealthWatch never will. A loss from impairment of intangible assets of $213,286 during fiscal 2000 relates to the write-off of an intangible asset associated with the Life Sciences business. Interest expense increased $388,216, from $67,659 in 1999 to $455,875 in 2000 due to the beneficial conversion feature of $419,551 on warrants in connection with a line of credit offset by a decrease in debenture interest of $31,335.

     The Company has discontinued the sale of its medical products (i.e., the MVL and Pacer products) and will continue to focus on its information technology business, in addition to the supplies and technical support offered to it customer base relating to its medical products still in service. As a result of the restructuring during fiscal 1999 and 2000, HealthWatch has improved its financial condition and management now believes it is capable of devoting its resources to the marketing and distribution of the HES product.

Liquidity and Capital Resources

     At June 30, 2000, HealthWatch had $16,264 of cash and $3,935,500 of investments in marketable securities. During the fiscal year ended June 30, 2000, operating activities consumed $1,523,796 of cash as compared to $1,074,541 for the same period in fiscal 1999. The increase in cash used in operations for fiscal 2000 is primarily the result of increased consulting and professional fees.

     Investing activities used $5,520,386 and $319,303 of cash during fiscal 2000 and 1999, respectively. The increase is primarily attributable to the capital raised through private placements that was subsequently invested in $4,000,000 of marketable securities. Also during fiscal 2000 HealthWatch purchased 5,000,000 additional shares of Halis common stock for a total of $1,000,000. Other investing activities during fiscal 2000, consisted of $217,496 and

$287,712 of capitalized MERAD technology costs and an increase in "Due from Halis," respectively.

     Due to HealthWatch's operating losses, it has been required to raise additional equity capital to fund its operations. Since the beginning of fiscal 2000, HealthWatch has raised $7,038,700 through the sale of 28,572 shares of its common stock, 4,000 shares of its Series C convertible preferred stock, 74,130 shares of its Series D convertible preferred stock, and the exercise of warrants for 65,761 shares of common stock. During fiscal 2000, HealthWatch's Series A preferred stockholders converted 224,000 shares of Series A preferred stock into 734,908 shares of common stock in accordance with the conversion rights under the Series A preferred stock.

     The Company's 10% convertible secured debentures in the principal amount of $480,000 were due and payable on March 1, 1998. During fiscal 2000, the debenture holders converted $455,000 and $139,356 in related accrued interest, calculated through the date of conversion, into 316,990 shares of HealthWatch's common stock. As an inducement for the debenture holders to convert their debentures into HealthWatch common stock, debenture holders received warrants to purchase 77,495 shares of the Company's common stock, valued at $7,741. This amount has been included in selling, general and administrative expenses in the Company's statement of operations for the fiscal year ended June 30, 2000. The warrants were valued using the Black-Scholes option-pricing method under the following assumptions: no dividend yield; expected volatility of 162.50%; risk free interest of 5.55%; and average expected warrant life of one year. At June 30, 2000, only $25,000 of the debentures remained outstanding. There has been no additional arrangements made with the outstanding debenture holder.

     In December 1999, HealthWatch retained Commonwealth Associates, LP, an investment banking firm located in New York, to assist it in raising capital needed for ongoing working capital and implementation of HealthWatch's business plan.

     In December 1999 and February 2000, HealthWatch completed a $400,000 equity bridge financing (the "Bridge Financing") pursuant to which affiliates of Commonwealth Associates purchased an aggregate of 4,000 shares of HealthWatch's Series C preferred stock (convertible into HealthWatch common stock at a price of $1.875 per share) and received five-year warrants (the "Bridge Warrants") to purchase an aggregate of 666,669 shares of HealthWatch common stock at an exercise price of $1.875 per share.

     In February 2000, an affiliate of Commonwealth Associates agreed to make a $2,000,000 line of credit available to HealthWatch (the "Line of Credit") as bridge financing until the Series D preferred offering was completed. The Line of Credit was secured by all the assets of HealthWatch and carried an interest rate of 8% per annum, payable at maturity. The maturity date on the Line of Credit was set as the earlier of (i) twelve months from the date of issuance,
(ii) upon HealthWatch raising $5,000,000 in equity or debt financing or (iii) upon the merger of HealthWatch or sale of substantially all of its assets. In February 2000, HealthWatch received advances totaling $500,000 under the Line of Credit which was repaid in full out of the Series D preferred offering proceeds. The Line of Credit expired on May 8, 2000, the initial closing of the Series D preferred offering. HealthWatch issued the lender five-year warrants to purchase 1,000,000 shares of HealthWatch common stock (the "Line of Credit Warrants") exercisable at $3.50 per share subject to adjustment under certain circumstances.

     In March 2000, HealthWatch began an offering of its Series D 8% convertible preferred stock. The offering consisted of units comprised of (i) 1,000 shares of its Series D 8% convertible preferred stock (the "Series D Preferred
Stock") and (ii) five-year warrants to purchase an amount equal to 25% of the shares of HealthWatch common stock into which the Series D Preferred Stock are initially convertible (28,571 warrants per unit). 50 units (the "Minimum Offering") were offered on a "best efforts, all-or-none" basis and the remaining 50 units (a total of 100 units being the "Maximum Offering") were offered on a "best efforts" basis.

     In May 2000, HealthWatch completed the Series D Preferred Stock offering, selling 74,130 shares of Series D Preferred Stock with related warrants for gross proceeds of approximately $7.4 million.

     Due to HealthWatch's success in raising additional capital through the private placement of its securities, management has begun to implement its business plan, which includes securing the additional personnel needed to manage the marketing and advertising of its products, additional investment in research and development, and the acquisition of strategic resellers needed to grow HealthWatch's revenues. During the quarter ended March 31, 2000, HealthWatch hired a Chief Operating Officer with an expertise in the healthcare information technology industry to assist HealthWatch in marketing and developing its products. The Company has also recently hired a Chief Financial Officer. In addition, HealthWatch entered into a merger agreement to acquire Halis, an information technology company which has developed transaction processing applications for the healthcare industry. HealthWatch and Halis have a long history with each other, as HealthWatch is the largest Halis shareholder and Paul W. Harrison is the President, Chief Executive Officer and Chairman of both companies. Management believes that securing the business contacts and application products of Halis, specifically the HES System, will provide HealthWatch with a key element needed to succeed in the development of its information technology business. Currently, HealthWatch does not have any material commitments outstanding for capital expenditures and does not anticipate making any material capital expenditures in the short term. However, HealthWatch is not currently generating positive cash flow from its operations, and does not currently have liquid assets necessary to sustain operations over the next twelve months. Management believes that it will be able to provide the necessary operating capital from sales of its products and services. However, if HealthWatch is unable to generate sufficient cash flow from its business it will be necessary to seek additional equity or debt financing.

     HealthWatch is currently contemplating a second round of equity financing through a private placement, but does not have any definitive agreements with regard to such financing. HealthWatch has no current plans for a public offering of its securities. Should HealthWatch be successful in raising additional equity capital through a private placement, it plans to further invest in marketing and selling the HES System and building its corporate infrastructure. In addition, it may also use such proceeds to acquire companies in the healthcare services industry which would benefit from the efficiencies that could be gained from using the HES System. There can be no assurances that HealthWatch will be able to raise additional equity on terms acceptable to management, if at all. Furthermore, there can be no assurances that if HealthWatch is able to raise additional equity capital, it will be successful in marketing the HES System, or that it will be able to acquire complementary companies on terms acceptable to management, if at all.

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

Halis, Inc. and Subsidiaries
----------------------------

(1)  Report of Independent Public Accountants - Tauber & Balser, P.C.
(2)  Consolidated Balance Sheet as of December 31, 1999
(3) Consolidated Statements of Operations For The Years Ended December 31, 1999 and 1998
(4) Consolidated Statements of Cash Flows For The Year Ended December 31, 1999 and 1998
(5) Consolidated Statements of Stockholders' Equity (Deficit) For The Years Ended December 31, 1999 and 1998
(6)  Notes to Consolidated Financial Statements
(7)  Unaudited Consolidated Balance Sheet as of June 30, 2000.
(8) Unaudited Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2000 and 1999
(9) Unaudited Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2000 and 1999


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

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Executive Officers and Directors

     The following table sets forth information regarding current executive officers and directors of HealthWatch:

      NAME                AGE                POSITION

Paul W. Harrison           45    Chairman of the Board of Directors, President
                                 and Chief Executive Officer
David M. Engert            49    Chief Operating Officer and Director
Marilyn May                37    Vice President - Business Development
A. E. Harrison             40    Vice President - Research & Development
Thomas C. Ridenour         39    Chief Financial Officer
John Gruber (1)            32    Director
Harold Blue (2)            39    Director
Robert Tucker              66    Director
John R. Prufeta            39    Director

     (1) Mr. Gruber is the director representative of the Series C Preferred stockholders.
     (2) Mr. Blue is the director representative of the Series D Preferred stockholders.

Paul W. Harrison has served as Chairman of the board of directors since October 1997 and has acted as CEO since October 1998. He is also Chairman and CEO of Halis, which is approximately 25% owned by HealthWatch. Previously, Mr. Harrison was the CEO of Paul Harrison Enterprises, Inc. ("PHE"), an information technology management company, from February 1995 until it was merged into HealthWatch in October 1998. Prior to PHE, Mr. Harrison was Vice President of Managed Care at the healthcare software firm of HBO &

Company, which is now McKesson HBOC (NYSE: MCK), from June 1993 until December 1994 and was CEO of Biven Software, Inc., a healthcare software firm, from April 1991 to June 1993 at which time Biven was acquired by HBOC. Prior to HBOC, Mr. Harrison served as CEO of SOTRISS from 1981 to 1989. SOTRISS was an information technology company that was sold to a publicly traded Fortune 500 company in 1989. Mr. Harrison's education includes a Bachelors Degree from Georgia State University. He is a Chartered Financial Consultant, a Chartered Life Underwriter and a Fellow of the Life Management Institute. Paul W. Harrison and A.E. Harrison, HealthWatch's Vice President--Research & Development, are brothers.

David M. Engert has served as Chief Operating Officer on a limited basis since February 2000 and on a full time basis since April 24, 2000. On June 1, 2000, Mr. Engert was appointed to the board of directors. Most recently, Mr. Engert was a Senior Vice President and General Manager of the Managed Care Group at McKesson HBOC, Inc., a healthcare software company. He founded that group in 1993 after holding the President and Chief Operating Officer position at Biven Software, Inc., a healthcare software company. Mr. Engert was also one of the first Directors of Sales at Sybase, Inc., an information technology company, where he was employed from 1988 to 1992. He began his career in information technology at Computer Corporation of America, Boeing Computer Services and Xerox Computer Services. Mr Engert's education includes a B.S. in Industrial Engineering from Louisiana State University.

Marilyn May is Vice President of Business Development and has served in that capacity since January 1999. Ms. May joined HealthWatch in September 1996 and previously served as Director of Marketing for HealthWatch and Halis. From 1993 until she joined Halis, Ms. May had temporarily left the workforce. Ms. May was in marketing for Proctor and Gamble, a publicly traded consumer products firm, from 1990 to 1993. She also worked in operations management for Pepsico, a publicly traded food and beverage company, from 1985 to 1988. Ms. May's education includes an MBA from the University of Tennessee.

A.E. Harrison is Vice President of Research and Development. He has been with the HealthWatch since April 1999. From 1995 to March 1999, Mr. Harrison served as Vice President of R&D for Halis. Previously, Mr. Harrison was in software development for HBO and Company, which is now McKesson HBOC (NYSE: MCK). Prior to HBOC, he was in several information technology companies including SOTRISS, Marcom, a publicly traded telecommunications company, and ITT, a diversified Fortune 500 communications company. A.E. Harrison and Paul W. Harrison, HealthWatch's Chairman, President and C.E.O., are brothers.

Thomas C. Ridenour has served as Chief Financial Officer since August 2000. Prior to joining HealthWatch, Mr. Ridenour served as Senior Vice President and Chief financial Officer of Nationwide Credit, Inc., a consumer finance company, from 1998 to 2000. Mr. Ridenour served in various financial management roles at American Security Group, a financial services company, from 1995 to 1998. In addition, Mr. Ridenour held other financial management positions at Primerica Financial Services, a financial services company, and Southmark Corporation, a real estate service and development company. Mr. Ridenour is a CPA and holds a B.S. Accounting degree from the University of South Carolina.

John Gruber has served on the board of directors since September 28, 2000. Mr. Gruber is currently a Senior Healthcare Research Analyst at Commonwealth Associates, L.P., an investment banking firm. From 1997 to 1999, Mr. Gruber was a Management Consultant with

Ernst and Young, L.L.P. In addition, from 1990 to 1997, Mr. Gruber held several executive positions at Mount Sinai Medical Center and St. Lukes/Roosevelt Hospital Center in New York City. Mr. Gruber has an MBA in Healthcare Administration from a joint program of Baruch College and the Mount Sinai School of Medicine. Mr. Gruber serves on the HealthWatch board as the director representative of Series C Preferred stockholders.

Harold Blue has served on the board of directors since September 28, 2000. Mr. Blue is currently Vice Chairman of ProxyMed, Inc., a publicly-held company providing physician office software products, Internet application services and network services to the healthcare community. Most recently, Mr. Blue served as Chairman of the Board and Chief Executive Officer of ProxyMed, Inc. from 1993 to August 2000. Prior to ProxyMed, Inc., Mr. Blue founded Best Generics, Inc. which was later sold to Ivax Corporation, a pharmaceutical manufacturer, where he served as a member of Ivax's board of directors. From 1990 to 1994, Mr. Blue served as President and Chief Executive Officer of a physician practice management company which was acquired by InPhyNet Medical Management, Inc. Mr. Blue has also served on numerous boards of directors of publicly-held companies. Mr. Blue serves on the HealthWatch board as the director representative of the Series D Preferred stockholders.

Robert Tucker has served on the board of directors since June 1, 2000. Mr. Tucker has been president and chief executive officer of Specialty Surgicenters, Inc. since 1997. From 1995 to 1997, Mr. Tucker was self-employed as a private investor. From 1980 to 1995, he was chairman and chief executive officer of Scherer Healthcare, Inc., a publicly traded healthcare products and services company and was a member of the board of directors of Marquest Medical Products, Inc. Mr. Tucker has been involved throughout his business career in the medical industry, having held executive positions with Johnson and Johnson, Howmedica and Story Instrument Company, among others. Mr. Tucker, a Korean war veteran, is a graduate of Georgia State University and serves as an officer and director of several closely held companies.

John R. Prufeta has served on the board of directors since July 14, 2000. Mr. Prufeta has served as president and chief executive officer of Medix Resources, Inc., a publicly held Internet-based healthcare communication, data integration and transaction processing provider for the healthcare industry, since 2000 and has been a board member since 1999. Mr. Prufeta served as chairman and CEO of Onpoint Partners and Creative Management Strategies, a national technology and services executive search firm, from 1989 to present. Mr. Prufeta serves as a trustee for Silvercrest Services, a subsidiary of The New York Hospital of Queens. He is additionally on the Advisory Board of The National Managed Care Congress. Mr. Prufeta's education includes a B.S. in management from St. Johns University and the Owner/President Management Program at Harvard University, Graduate School of Business.

Recent Changes in Management

     On September 28, 2000, Sheldon Misher and Robert Priddy resigned as directors of HealthWatch. Messrs. Misher and Priddy had served as a directors of HealthWatch since April 5, 2000. HealthWatch has not received any written communication from either Mr. Misher or Mr. Priddy with regard to any disagreements with HealthWatch relating to its operations, policies or practices.

     In March 2000, Richard T. Case and Sanford L. Schwartz resigned as directors of HealthWatch. Mr. Case had served as a director of HealthWatch from 1997 and had also served as a director during the period between 1990 and 1994. Mr. Schwartz had served as a director of HealthWatch since 1983. At the time of their respective resignations, neither Mr. Case nor Mr. Schwartz had any disagreements with HealthWatch relating to its operations, policies or practices.

     Larry Fisher served as a director of HealthWatch from 1997 until his resignation effective June 1999. At the time of his resignation, Mr. Fisher and HealthWatch did not have any disagreements relating to HealthWatch's operations, policies or practices.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation earned during the fiscal year ended June 30, 2000 by HealthWatch's Chief Executive Officer and other officers or directors who received compensation of $100,000 or more in Fiscal 2000.

                          SUMMARY COMPENSATION TABLE


 Name and Principal              Fiscal          Annual                   Bonus or               Long-Term Compensation
     Position                     Year           Salary           Other Annual Compensation      Awards/Number of Option
                                                  ($)                      ($)(a)                    Shares Granted
Paul W. Harrison (b)              2000         $176,000 (c)                  -                           200,000
President and Chief               1999           75,000 (d)                  -                           116,667
Executive Officer                 1998                - (e)                  -                            53,333

A. E. Harrison (g)                2000         $118,577 (f)                  -                            50,000
Vice President                    1999           25,000                      -                                 -
                                  1998                -                      -                                 -

(a) HealthWatch pays for other perquisites. The aggregate amounts of these benefits do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus during the past fiscal year for the named executive officers.

(b) Mr. Harrison became President and CEO of the HealthWatch effective October 1998.

(c) Includes 9,333 shares of HealthWatch common stock valued at $17,500 paid in lieu of salary on December 14, 1999 and 20,000 shares of HealthWatch common stock valued at $37,500 paid in lieu of salary on February 16, 2000.

(d) Mr. Harrison entered into a consulting agreement in February 1999 whereby he was to receive a monthly fee of $12,500 effective as of January 1, 1999. As of June 30, 1999, $75,000 of consulting fees had accrued although Mr. Harrison received only $12,500 of this amount. The balance of $62,500 was paid in fiscal year 2000 on December 14, 1999 in the form of 33,334 shares of HealthWatch common stock.

(e) During fiscal year 1998, HealthWatch was obligated under a consulting agreement dated October 10, 1997 to pay consulting fees to PHE of $5,000 per month commencing on January 1, 1998.

(f) Includes 6,667 shares of HealthWatch common stock valued at $12,501 paid in lieu of salary on December 14, 1999.

(g)  A.E. Harrison joined HealthWatch effective April 1, 1999.


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

                                  OPTION GRANTS IN LAST FISCAL YEAR

Name                         Number of         Percent of Total        Exercise or        Expiration
                          Options Granted     Options Granted to        Base Price           Date
                                                Employees and          (Per Share)
                                             Directors in Fiscal
                                                     2000
Paul W. Harrison               200,000             34.48%                 $ 3.50             2/7/05
                                20,000              3.45%                 $ 2.25            1/21/05
A. E. Harrison                  10,000              1.72%                 $2.188            12/2/04
                                10,000              1.72%                 $2.250            1/21/05
                                30,000              5.17%                 $ 3.50             2/7/05

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

                             Shares Acquired    Value Realized     Number of Unexercised     Value of Unexercised
           Name                on Exercise            ($)           Options at 6/30/00      "in-the-money" Options
                                                                       Exercisable/              Exercisable/
                                                                       Unexercisable           Unexercisable (a)
Paul W. Harrison (b)               None               -                  390,000/0                 $0/0
A. E. Harrison                     None               -                   50,000/0                 $0/0

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



Limitation of Liability and Indemnification Matters

     HealthWatch's Articles of Incorporation limits the liability of directors to the maximum extent permitted by Minnesota law. The HealthWatch Articles of Incorporation provide that a director shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for:

     . liability based on a breach of the duty of loyalty to the corporation or its stockholders;

     . liability for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

     .  liability of directors for improper distributions; or

     . liability for any transaction in which a director derived an improper personal benefit.

     If the Minnesota law is amended to permit further elimination or limitation of the liability of directors, then the liability of a director of the corporation, then the director shall be indemnified to the fullest extent authorized under the Minnesota Business Corporation Act.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to beneficial ownership of the HealthWatch common stock by each person who beneficially owns more than 5% of the HealthWatch common stock, by each of its executive officers named in the management section, by each of its directors, and by all executive officers and directors as a group. The table shows the number of shares and the percentage of the HealthWatch common stock owned as of December 31, 2000. Unless otherwise indicated, HealthWatch believes all persons in the table have sole voting and investment power for all shares beneficially owned by them.

                                                Number of Shares
                                                ----------------
                                                 of HealthWatch                   Percentage of
                                                 --------------                   -------------
                                                  Common Stock                 Outstanding Shares
                                                  ------------                 ------------------
                                                  Beneficially                    Beneficially
                                                  ------------                    ------------
     Name of Beneficial Owner                        Owned                          Owned (1)
     ------------------------                        -----                          -----
Paul W. Harrison (2)                                 561,176                         11.46%
John Gruber                                                -                             -
Harold Blue                                                -                             -
David M. Engert (3)                                  139,216                          3.03%
Robert Tucker                                              -                             -
John R. Prufeta (4)                                    8,929                          0.20%
J.F. Shea, Inc. (5)                                  285,714                          6.39%
Robert Priddy (5)                                    285,714                          6.39%
Rush and Company (6)                                 214,286                          4.79%
All Directors & Executive Officers as a
 Group (10 persons) (7)                              816,003                         15.94%

______________________
(1) Based on 2,142,751 shares of outstanding HealthWatch common stock as of December 31, 2000, plus the shares of common stock currently issuable upon the conversion of all outstanding shares of Series C Preferred (213,333) and (2) all outstanding shares of the Series D Preferred (2,117,998).
(2) Includes 16,667 shares owned by Halis, of which Mr. Harrison is the Chairman of the board of directors, President, and Chief Executive Officer and a major stockholder, as to which he shares voting and investment power. Also includes 422,972 shares subject to warrants and options exercisable within 60 days. Does not include 25,080 shares of Series P Preferred Stock which will be convertible into 250,800 shares of HealthWatch common stock only after stockholder approval is obtained.
(3) Includes 123,333 shares subject to warrants and options exercisable within 60 days. Does not include 3,177 shares of Series P Preferred Stock which will be convertible into 31,770 shares of HealthWatch common stock only after stockholder approval is obtained.
(4) Includes 8,929 shares of common stock issuable upon conversion of Series D Preferred and warrants exercisable within 60 days.
(5) Includes 285,714 shares of common stock issuable upon conversion of Series D Preferred and warrants exercisable within 60 days.
(6) Includes 214,286 shares of common stock issuable upon conversion of Series D Preferred and warrants exercisable within 60 days.
(7) Includes 655,244 shares subject to Series C Preferred, Series D Preferred, warrants and options exercisable within 60 days.

     Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, the persons named in the table above have sole voting and investment power with respect to all shares of HealthWatch common stock shown as beneficially owned by them. Mr. Harrison's and Mr. Engert's address is 1100 Johnson Ferry Road, Suite 670, Atlanta, Georgia 30342. Mr. Gruber's address is 830 Third Avenue, New York, New York 10022. Mr. Blue's address is 2555 Davie Road, Suite 110, Ft, Lauderdale, Florida 33317. Mr. Tucker's address is 555 Sun Valley Drive, Suite P-1, Roswell, Georgia 30076. Mr. Prufeta's address is 305 Madison Avenue, Suite 2033, New York, New York 10165.

     The percentages shown are calculated based upon 2,142,751 shares of HealthWatch common stock outstanding on December 31, 2000 and 2,331,331 shares issuable upon conversion of the Series C and D Preferred. In calculating the percentage of ownership, all shares of HealthWatch common stock that the identified person or group had the right to acquire within 60 days of December 31, 2000 upon the exercise of options and warrant are deemed to be outstanding for the purpose of computing the percentage of shares of HealthWatch common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of HealthWatch common stock owned by any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a description of transactions since January 1, 1998 to which HealthWatch has been a party, the amount involved in the transaction exceeds $60,000 and (a) in which any director, executive officer or holder of more than 5% of HealthWatch's capital stock had or will have a direct or indirect material interest other than compensation arrangements or (b) involves an affiliate of HealthWatch.

     History of Halis, HealthWatch and PHE

     Since August 1997, HealthWatch has entered into a number of transactions with Halis, and a number of its affiliates and stockholders. As stated earlier, the HES System was developed by Halis utilizing the MERAD technology. The MERAD technology was developed by Paul W. Harrison and originally owned by Paul Harrison Enterprises, Inc., ("PHE") which was controlled by Paul W. Harrison, prior to HealthWatch's acquisition of PHE in October 1998. PHE was also a significant stockholder of Halis, at the time of its acquisition by HealthWatch, owning 6,177,010 shares (or approximately 11%) of Halis common stock. An additional 990,849 shares (or 2%) of Halis common stock was owned by Mr. Harrison individually at that time.

     License Agreement Between HealthWatch and PHE

     In October 1997, HealthWatch entered into a software license and development agreement with MERAD Corporation ("MERAD"), a company then owned by PHE. Pursuant to the agreement, HealthWatch was to license certain computer architecture, concepts, algorithms and processes from MERAD which HealthWatch originally planned to integrate into a line of noninvasive vascular diagnostic equipment. In addition, MERAD was to develop healthcare software for HealthWatch. In exchange for these licenses and services, HealthWatch agreed to pay MERAD a development fee of $15,000 per month during the period January 1998 through

June 1998. In addition, HealthWatch was to pay MERAD a fee based on a variable rate of gross software revenues. HealthWatch believes that the terms of the license agreement between HealthWatch and PHE were at fair market value and on no less favorable terms than could have been obtained from unaffiliated third parties.

     Private Placements between Halis, HealthWatch and PHE

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

                   Summary of Private Placement Transactions

                                                                                              Fair Market
    Party                 Value Received                           Value Paid                    Value
    -----                 --------------                           ----------                 -----------
HealthWatch     (1) $125,000                               83,333 shares of HealthWatch         $125,000
                                                           common stock
                (2) 500,000 shares of Halis                400,000 shares HealthWatch            779,759
                common stock                               common stock
                (3) 1,400,000 shares of Halis              488,400 shares of HealthWatch         448,836
                common stock                               common stock
Halis           (1) 83,333 shares of HealthWatch           $125,000                              125,000
                common stock
PHE             (2) 400,000 shares of HealthWatch          500,000 shares of Halis common        779,759
                common stock                               stock
                (3) 488,400 shares of HealthWatch          1,400,000 shares of Halis common      448,836
                common stock                               stock

     HealthWatch believes that the shares issued in these private placement transactions were sold at fair market value and that the terms of these transactions were no less favorable than could have been obtained from an unrelated third party.

     HealthWatch's Acquisition of PHE and Related Transactions

     During October 1998, HealthWatch agreed to acquire PHE and caused its newly created wholly-owned subsidiary MERAD Software, Inc., a Nevada corporation, to merge with PHE. In the merger, the 55 stockholders of PHE received a total of 66,886 shares of HealthWatch's Series P Preferred Stock. Paul W. Harrison, Chairman, President and Chief Executive Officer of HealthWatch, received 25,080 shares of the Series P Preferred in his capacity as a stockholder of PHE. David
M. Engert, Chief Operating Officer and a director of HealthWatch, received 3,177 shares of the Series P Preferred in his capacity as a stockholder of PHE. PHE stockholders also received options for approximately 125,000 shares of HealthWatch common stock in exchange for previously outstanding options of PHE. Of the options issued in the PHE acquisition, 116,667 were issued to Paul W. Harrison. These options were granted with exercise prices equal to the fair market value of HealthWatch common stock at that time.

     If approved by HealthWatch's stockholders, the Series P Preferred will become convertible into HealthWatch common stock at a ratio of ten shares of HealthWatch common stock for each share of Series P Preferred, or an aggregate of 668,860 shares, at each holder's option. The Certificate of Designation for the Series P Preferred originally provided for dividends to be paid at a rate of 12% per annum from the date of issuance through January 31, 1999. If the holders of the Series P Preferred were not granted the right to convert their shares into shares of HealthWatch common stock prior to February 1, 1999, the dividends were to accrue at the rate of 18% per annum from February 1 through August 1, 1999. If the holders of the Series P Preferred were not granted the right to convert their shares into shares of HealthWatch common stock prior to August 1, 1999, the dividends were to accrue at the rate of 24% per annum from August 1, 1999 and thereafter. In connection with a recent private placement, the holders of the Series P Preferred agreed to make certain concessions with regard to their shares including an agreement to a change in the dividend rate. Thus, the Certificate of Designation for the Series P Preferred has been amended to reflect a dividend rate of 8% per annum retroactive to the effective date of issuance, deleting the penalty provisions described above. If HealthWatch's stockholders do not approve the conversion, the Series P Preferred will remain outstanding as a nonconvertible security.

     The purchase price in the PHE acquisition was negotiated by HealthWatch's then outside directors, Messrs. Richard Case and Sanford Schwartz, after receiving full disclosure of Mr. Harrison's conflict of interest created by his ownership interest in, and officer position at, PHE. Given this conflict, Mr. Harrison did not participate in discussions of HealthWatch's board with respect to appropriate valuations and other terms of the transaction. Similarly, the PHE board, including Mr. Harrison, negotiated with HealthWatch's outside directors with respect to such valuation and other terms of the transaction. No independent appraisal of PHE was sought in order to set the value. The initial purchase price of $3.3 million paid by the issuance of Series P Preferred Stock was set based on the market value of HealthWatch and Halis stock owned by PHE at the time of the acquisition and the actual cash expended to date by PHE to develop the MERAD technology. This benchmark was deemed appropriate because PHE had experienced little or no revenue prior to the date of the acquisition, but had developed technology believed to be of significant market value. At the time the Series P Preferred Stock was issued in the PHE acquisition, HealthWatch common stock was trading at a price of between $0.65 and $1.00 per share.

     In addition to the issuance of the Series P Preferred, the PHE stockholders are entitled be paid royalties based on revenues derived by HealthWatch from the sale of software developed utilizing the MERAD technology. In connection with HealthWatch's merger with PHE, each PHE stockholder entered into an Additional Consideration Agreement with HealthWatch which provided that such PHE stockholder would receive a pro-rata share of the total additional consideration to be paid to all PHE stockholders based on the his pro-rata ownership of PHE at the time of the merger. The additional consideration to be paid was a separate component of the purchase price paid in the merger designed to protect the PHE stockholders from selling their company at an artificially low valuation if the MERAD technology achieved the value the parties believed it would at the time. Originally, the additional consideration was to be paid in equal amounts of cash and HealthWatch common stock based on sales of MERAD-related products equal to 5% of the first $1,000,000 of gross revenues related to sales of the MERAD technology and 10% of revenues thereafter in any fiscal year. The additional consideration was payable quarterly for a period of ten years or until HealthWatch had paid in the aggregate $7,000,000 in additional consideration. During fiscal 1999, the former PHE stockholders, as a group, earned $94,437 as additional consideration. During Fiscal 2000, the former PHE Stockholders, as a group, earned $20,420 as additional consideration. During fiscal 2000, HealthWatch paid $53,283 in HealthWatch common stock and $55,334 in cash to former PHE stockholder in additional consideration, and $6,241 is owed and unpaid as of June 30, 2000. HealthWatch believes that the terms of the PHE acquisition were at the fair market value and that the terms were no less favorable than it could have obtained from unaffiliated third parties.

                     Summary of Consideration Paid/Received
                      in HealthWatch's Acquisition of PHE

          Party                                Description                      Fair Market Value
--------------------------  --------------------------------------------------  -----------------
Paul W. Harrison..........  25,080 shares of Series P Preferred                     $  1,237,389
                            116,667 HealthWatch common stock options                          (1)
                            Additional Consideration Agreement                                (2)


David M. Engert...........  3,117 shares of Series P Preferred                      $    153,786
                            Additional Consideration Agreement                                (2)


All PHE Stockholder as a    66,886 shares of Series P Preferred                     $3.3 Million
 group (55 persons).......  116,667 HealthWatch common stock options                          (1)
                            Additional Consideration Agreement                                (2)


(1) The stock options were issued with an exercise price equal to HealthWatch's fair market value at the time of issuance.

(2) Not readily determinable. The total paid to date under the agreement is $114,857.

     In connection with the closing of a recently completed private placement, Paul W. Harrison, HealthWatch's Chairman, Chief Executive Officer and President, and David M. Engert, HealthWatch's Chief Operating Officer and a director (who were both former PHE stockholders), waived any and all future payments of additional consideration. The remaining PHE stockholders have been asked to agree to the following amendments to their respective Additional Consideration
Agreements: First, the additional consideration is to be calculated based on a fixed percentage (3%) of gross revenues each fiscal year from sales of the MERAD technology. In addition, HealthWatch has the option to pay the additional consideration in cash, or in a combination comprised of one-half cash and one-half shares of HealthWatch common stock. Although the maximum aggregate payment to be made under the Additional Consideration Agreements is still $7,000,000, the payout period has been extended from ten years to fifteen years. As of September 30, 2000, all but three of the PHE stockholders have agreed to these amendments.

     At the time of the PHE acquisition, PHE held 6,177,010 shares of common stock in Halis, which represented approximately 11% of the then outstanding Halis common stock, and owned the MERAD technology. As a result of the merger, HealthWatch increased its ownership interest in Halis to 8,939,010 shares of Halis' common stock, representing approximately 19% of its outstanding shares. In January 1999, HealthWatch converted outstanding debt owed by Halis to HealthWatch into 1,824,645 additional shares of common stock of Halis, bringing the number of Halis shares held by HealthWatch to 10,763,655, representing approximately 21% of Halis' outstanding shares. On April 29, 2000, HealthWatch exercised a financing option, as discussed below, for an additional 5,000,000 shares of Halis common stock. HealthWatch is now the single largest stockholder of Halis (owning 15,763,655 shares, or approximately 25% of Halis' outstanding common stock) and, due to the size of its holdings, accounts for its investment in Halis under the equity method of accounting, which means it recognizes its proportionate amount of Halis' income or loss.

     Business Collaboration Agreement

     In October 1997, HealthWatch and Halis entered into a business collaboration agreement. Under the business collaboration agreement, HealthWatch has granted Halis a non-exclusive license to HealthWatch's information technology software in exchange for a ten percent (10%) commission on sales of products or services incorporating such software. Additionally, Halis has granted HealthWatch a non-exclusive license to market the HES System or other Halis products in exchange for a ten percent (10%) commission on all revenues received from sales or services relating to such products. In September 2000, the business collaboration agreement was amended to provide, among other things, for revenue sharing based on a 60/40 split (i.e., the selling company would receive 60% of the sales price and the company that owns the technology would receive 40% of the sales price). Furthermore, HealthWatch is obligated to pay Halis a collaboration fee of $50,000 per month beginning in September 2000, which shall be applied as a credit against any revenue sharing amount that is due to Halis. Halis is obligated to provide support to HealthWatch for the Halis software products, provide reasonable product enhancement as part of product release updates and cooperate with HealthWatch in regard to product enhancement requests. HealthWatch may terminate the $50,000 monthly collaboration fee payable to Halis on or after October 1, 2001, under certain terms and conditions.

     In addition, Halis and HealthWatch have each agreed to use their best efforts to utilize the services of the other company whenever and wherever reasonably possible when contracting with third parties to provide services to or in connection with the sale, delivery and installation of products and/or services. Halis and HealthWatch have also agreed to use their best efforts to share facilities in order to permit one company to obtain an initial and temporary location in a market in which the requesting company desires to establish a presence. Any such facilities are to be provided subject to the reimbursement of the providing company's reasonable costs incurred in connection with the providing of such facilities. Currently, Halis and HealthWatch share office space and administrative support for the corporate headquarters of both companies, which is located at 1100 Johnson Ferry Road, Suite 670, Atlanta, Georgia, 30342.

     The term of the business collaboration agreement was initially for a period of one year, but provides for automatic one-year renewals unless terminated by one of the parties by giving sixty-day written notice to the other party. The September 2000 amendment extended the term through September 2005. HealthWatch paid Halis approximately $49,500 and $55,473 in fiscal years 2000 and 1999, respectively, under the business collaboration agreement. HealthWatch believes that the terms of the business collaboration agreement, as amended, are at the fair market value and were no less favorable than it could have obtained from unaffiliated third parties.

  Other Transactions

     As a result of the merger of PHE into MERAD Software, Inc., the MERAD technology is now owned by HealthWatch. Halis is obligated to pay HealthWatch 10% of the gross revenues generated by Halis from products and services utilizing the MERAD technology under a perpetual license agreement. During fiscal 2000 and 1999, HealthWatch earned $21,935 and $66,087, respectively, in royalties from Halis, none of which had been paid to HealthWatch as of year-end.

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

Harrison's continued service on the board of directors, the granting of a five-year non-statutory stock option to Mr. Harrison representing the right to acquire up to 50,000 shares of HealthWatch common stock at the then fair market value for the HealthWatch common stock. In addition, HealthWatch agreed to make a loan to Mr. Harrison of up to $200,000 payable in four equal annual installments with interest to accrue at 7% per annum to cover tax liabilities arising from the stock swaps with PHE. Despite that loan commitment, Mr. Harrison never requested nor received a loan from HealthWatch. In May 1998, the exercise price for the stock options were repriced to $3.30 per share. None of the options have been exercised. In February 1999, the consulting agreement was modified to remove PHE as a party and to provide for the payment of $12,500 to Paul W. Harrison on a monthly basis to manage HealthWatch, effective as of January 1, 1999.

     On January 22, 1998, Paul W. Harrison and two other individuals each loaned HealthWatch $17,000 for a period of 90 days to enable HealthWatch to meet its payroll obligations. The loans, which have been repaid, were to bear interest at 7% per annum. As additional compensation for making the loan, Mr. Harrison was granted a warrant to acquire 3,333 shares of HealthWatch common stock at $8.95 per share, the fair market value for HealthWatch common stock on January 22, 1998.

     On April 29, 2000, HealthWatch exercised a financing option to purchase 5,000,000 shares of Halis common stock for a total purchase price of $1,000,000 in a private placement. This transaction increased HealthWatch's ownership of Halis common stock to 15,763,655 shares, or approximately 25% of Halis' outstanding common stock.

     In October 2000, Halis borrowed $250,000 from HealthWatch under an unsecured note payable. The note accrues interest at 10% and is due on demand. The note is convertible, at the option of HealthWatch, into 12,500,000 shares of the Halis common stock, or $.02 per share.

                         Summary of Other Transactions

           Parties               Description of Transaction            Consideration
------------------------------  ----------------------------  --------------------------------
Halis/HealthWatch               MERAD License Agreement       10% Royalty on Gross Revenues.


Halis/HealthWatch               Office/Cost Sharing           Cost allocated based on actual
                                Arrangement                   usage.


HealthWatch/PHE/P.W. Harrison   Consulting Agreement          $5,000 per month to PHE.
                                                              $12,000 per month and 50,000
                                                              HealthWatch common stock
                                                              options to Paul Harrison.


HealthWatch/P.W. Harrison       Shareholder Loan              $17,000 note at 7% and 3,333
                                                              warrants with an exercise price
                                                              of $8.95 per share.


Halis/HealthWatch               Private Placement             $1,000,000 for 5,000,000 shares
                                                              of Halis common stock.


Halis/HealthWatch               Unsecured Note                $250,000 note at 10% that may
                                                              be converted into 12,500,000
                                                              shares of Halis common stock.

     HealthWatch believes that all related party transactions described above were on terms no less favorable than could have been otherwise obtained from unrelated third parties. All future transactions between HealthWatch and its principal officers, directors and affiliates will be approved by a majority of the independent and disinterested members of the board of directors and will be on terms deemed to be no less favorable than could be obtained from unrelated third parties.

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

     On June 29, 2000, the Company, Halis, Inc. and HealthWatch Merger Sub, Inc. executed a definitive Agreement and Plan of Merger. Under the terms of the merger agreement, each outstanding share of Halis common stock would be converted into one twentieth (.050) of a share of HealthWatch common stock (i.e., an exchange ratio of 1 share of HealthWatch common stock for 20 shares of Halis common stock). The merger agreement also provides, under certain circumstances, for a termination fee of $500,000 to be imposed against a breaching party that prevents the closing of the merger.

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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

  (a)  Listing of Exhibits:

3.1  Articles of Incorporation, as amended, of the Company (2).
3.2  Bylaws, as amended, of the Company (3).
4.1  Specimen form of the Company's Common Stock certificate (3).
4.2  HealthWatch, Inc. Stock Option Plan of 1989 (4).
4.3  Form of Incentive Stock Option Agreement (4).
4.4  Form of Nonstatutory Stock Option Agreement (4).
4.5  HealthWatch, Inc. Stock Option Plan of 1993 (5).
4.6  HealthWatch, Inc. Stock Option Plan of 1995 (6).
4.7  HealthWatch, Inc. 1995 Stock Grant and Salary Deferral Plan (6).
4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (7).
4.9 Subscription and Purchase Agreement between HealthWatch, Inc. and Halis, Inc. (8).
4.10 Certificate of the Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. (11)
4.11 Certificate of the Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. (11)
4.12 Certificate of the Designation, Preferences, Rights and Limitations of the Series C 8% Convertible Preferred Stock of HealthWatch , Inc. Dated March 20th, 2000 and filed with the Minnesota Secretary of State on March 20th, 2000. (13)
4.13 Certificate of the Designation, Preferences, Rights and Limitations of the Series D 8% Convertible Preferred Stock of HealthWatch , Inc. Dated March 20th, 2000 and filed with the Minnesota Secretary of State on March 20th, 2000. (13)
10.1 Business Collaboration Agreement dated as of October 10, 1997 between the Company and Halis, Inc. (9).
10.2 Consulting Agreement dated as of October 10, 1997 among the Company, Paul Harrison Enterprises, Inc. and Paul Harrison (9).
10.3 Consulting Agreement dated as of October 10, 1997 between the Company and Larry Fisher (9).
10.4 Agreement and Plan of Merger dated as of September 30, 1998 among HealthWatch, Inc., MERAD Software, Inc. and Paul Harrison Enterprises, Inc.
     (10).
10.5 Letter of Intent between HealthWatch, Inc. and Halis, Inc. dated March 8th, 2000. (14)
10.6 Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated June 29, 2000. (15)
10.7 Amendment to the Business Collaboration Agreement dated as of September 20, 2000 between HealthWatch, Inc., and Halis, Inc. (15)
16.1 Letter on Change in Certifying Accountant (12).
21   Subsidiaries of the Company at June 30, 2000 (15).
23.2 Consent of Tauber & Balser, P.C. with regard to HealthWatch, Inc. (1)
23.3 Consent of Tauber & Balser, P.C. with regard to Halis, Inc. (1)
27.1 Financial Data Schedule. (15)
_________________

(1)  Filed herewith.
(2) Incorporated herein by reference to the Company's Annual Report, Form 10-K, for the year ended June 30, 1990 (File No. 0-11476).
(3) Incorporated herein by reference to Registration Statement, Form S-18 (File No. 2-85688D).
(4) Incorporated herein by reference to Registration Statement, Form S-2 (File No. 33-42831).
(5) Incorporated herein by reference to the Company's Annual Report, Form 10-KSB, for the year ended June 30, 1994 (File No. 0-11476).
(6) Incorporated herein by reference to the Company's Annual Report, Form 10-KSB, for the year ended June 30, 1996 (File No. 0-11476).
(7) Incorporated herein by reference to Registration Statement, Form SB-2 (File No. 33-73462).
(8) Incorporated herein by reference to the Company's Annual Report, Form 10-KSB, for the year ended June 30, 1997 (File No. 0-11476).
(9) Incorporated herein by reference to the Company's Quarterly Report, Form 10-QSB, for the quarter ended December 31, 1997.
(10) Incorporated herein by reference to the Company's Current Report, Form
     8-K, dated October 1, 1998.
(11) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB, for the year ended June 30, 1998 (File No. 0-11475).
(12) Incorporated herein by reference to the Company's Current Report on Form 8-K, dated June 29, 1999.
(13) Incorporated herein by reference to the Company's Current Report, Form
     8-K, dated March 21, 2000.
(14) Incorporated herein by reference to the Company's Quarterly Report, Form 10-QSB, for the quarter ended March 31, 2000.
(15) Incorporated herein by reference to the Company's Annual Report, Form 10-KSB, for the year ended June 30, 2000.

(b)

During the quarter ended June 30, 2000, the Registrant filed no reports on Form 8-K.

                       HEALTHWATCH, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report............................................... F-2
Consolidated Balance Sheet................................................. F-3
Consolidated Statements of Operations...................................... F-4
Consolidated Statements of Cash Flows...................................... F-5
Consolidated Statements of Shareholders' Equity............................ F-7
Notes to Consolidated Financial Statements................................. F-8

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

   As described in Note O to the financial statements, the effects of beneficial conversion features relating to the Series D and Series P preferred stock, interest costs associated with short-term financing, and amortization expense related to a reduction in the life of an intangible asset were not recorded in the financial statements. Adjustments have been made to interest expense, amortization expense, intangible assets, additional paid-in capital, accumulated deficit, and related per share amounts to correct the errors.

/s/ Tauber & Balser, P.C.

Atlanta, Georgia
September 26, 2000 (except
as to Note O, which date is
as of April 5, 2001)

                      HEALTHWATCH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 June 30, 2000
                                (as Restated)

                             ASSETS
                             ------

CURRENT ASSETS
  Cash........................................................... $     16,264
  Accounts receivable, net of allowance for doubtful accounts of
   $17,698.......................................................       34,539
  Marketable securities..........................................    3,935,500
  Inventory......................................................       35,477
  Other current assets...........................................      266,293
                                                                  ------------
    TOTAL CURRENT ASSETS.........................................    4,288,073
                                                                  ------------
OTHER ASSETS
  Property and equipment, net....................................       15,054
  Investment in and advances to HALIS, Inc.......................    2,211,487
  Intangible assets, net.........................................      886,772
  Other assets...................................................       38,560
                                                                  ------------
    TOTAL OTHER ASSETS...........................................    3,151,873
                                                                  ------------
      TOTAL ASSETS............................................... $  7,439,946
                                                                  ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES
  Accounts payable............................................... $    277,365
  Accrued expenses...............................................      229,679
  Deferred revenue...............................................        8,490
  Debentures payable.............................................       25,000
                                                                  ------------
    TOTAL LIABILITIES (ALL CURRENT)..............................      540,534
                                                                  ------------
SHAREHOLDERS' EQUITY
  Cumulative preferred stock, 1,000,000 shares authorized, $.05 par value: $11,182,300 liquidation preference:
   Series A, 5,000 shares issued and outstanding.................          250
   Series P, 66,886 shares issued and outstanding................        3,344
   Series C, 4,000 shares issued and outstanding.................          200
   Series D, 74,130 shares issued and outstanding................        3,707
  Common stock, $.05 par value; 10,000,000 shares authorized;
   2,142,751 shares issued and outstanding.......................      107,137
  Additional paid-in capital.....................................   32,650,261
  Accumulated deficit............................................  (25,752,087)
  Accumulated other comprehensive loss, net unrealized investment
   losses........................................................     (113,400)
                                                                  ------------
    TOTAL SHAREHOLDERS' EQUITY...................................    6,899,412
                                                                  ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................. $  7,439,946
                                                                  ============

  (The accompanying notes are an integral part of these consolidated financial statements)

                       HEALTHWATCH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended June 30, 2000 and 1999

                                                         2000         1999
                                                      -----------  -----------
                                                     (as Restated)(as Restated)
SALES................................................ $   551,682  $ 1,220,803
COST OF SALES........................................     193,952      940,950
                                                      -----------  -----------
  GROSS PROFIT.......................................     357,730      279,853
                                                      -----------  -----------
OPERATING COSTS AND EXPENSES
  Selling, general and administrative................   1,964,127    1,320,500
  Depreciation and amortization......................     442,795      400,910
  Research and development...........................     136,780      286,921
                                                      -----------  -----------
                                                        2,543,702    2,008,331
                                                      -----------  -----------
OPERATING LOSS.......................................  (2,185,972)  (1,728,478)
                                                      -----------  -----------
OTHER INCOME (EXPENSE)
  Loss from investment in HALIS, Inc.................    (523,450)     (23,702)
  Other-than-temporary decline in value of investment
   in HALIS, Inc.....................................    (472,810)         --
  Loss from impairment of intangible assets..........    (213,286)         --
  Interest income....................................     110,606          --
  Interest expense...................................    (455,875)     (67,659)
                                                      -----------  -----------
                                                       (1,554,815)     (91,361)
                                                      -----------  -----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM......  (3,740,787)  (1,819,839)
INCOME TAX BENEFIT...................................      66,000          --
                                                      -----------  -----------
LOSS BEFORE EXTRAORDINARY ITEM.......................  (3,674,787)  (1,819,839)
EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT
 (NET OF INCOME TAX OF $66,000)......................      99,405          --
                                                      -----------  -----------
NET LOSS............................................. $(3,575,382) $(1,819,839)
                                                      ===========  ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE
  Loss before extraordinary item..................... $(3,674,787) $(1,819,839)
  Less preferred stock dividends (undeclared)........     425,304      269,358
  Less amortization of beneficial conversion option
   on Series D and Series P preferred stock..........   1,884,700      234,770
                                                      -----------  -----------
  Loss available to common shareholders..............  (5,984,791)  (2,323,967)
  Extraordinary item.................................      99,405          --
                                                      -----------  -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS............ $(5,885,386) $(2,323,967)
                                                      ===========  ===========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED
  Loss before extraordinary item..................... $     (3.89) $     (4.32)
  Extraordinary item ................................         .07          --
                                                      -----------  -----------
  Net loss........................................... $     (3.82) $     (4.32)
                                                      ===========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING.........................................   1,538,924      537,972
                                                      ===========  ===========

  (The accompanying notes are an integral part of these consolidated financial statements)

                       HEALTHWATCH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 2000 and 1999

                                                         2000         1999
                                                      -----------  -----------
                                                     (as Restated)(as Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss............................................ $(3,575,382) $(1,819,839)
                                                      -----------  -----------
 Adjustments:
  Depreciation.......................................      18,163       19,196
  Amortization.......................................     424,632      381,714
  Loss on disposal of equipment......................       4,757          --
  Loss from investment in HALIS, Inc.................     523,450       23,702
  Decline in value of investment in HALIS, Inc.......     472,810          --
  Loss from impairment of intangible assets..........     213,286          --
  Common stock issued for services...................     474,987          --
  Interest expense from issuance of warrants in
   connection with short-term financing..............     419,551          --
  Gain on extinguishment of debt.....................    (165,405)         --
  Changes in:
   Accounts receivable...............................      63,369       86,507
   Inventory.........................................      48,387      288,409
   Other current assets..............................    (256,362)      13,782
   Other assets......................................      (4,550)     (24,759)
   Accounts payable..................................      91,741     (179,043)
   Accrued expenses..................................    (257,190)     144,224
   Deferred revenue..................................     (20,040)      (8,434)
                                                      -----------  -----------
    Total adjustments................................   1,950,450      674,390
                                                      -----------  -----------
      Net cash used in operating activities..........  (1,523,796)  (1,074,541)
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment..................     (15,178)     (11,198)
 Purchase of HALIS, Inc. stock.......................  (1,000,000)    (157,741)
 Purchase of marketable securities...................  (4,000,000)         --
 Increase in due from HALIS, Inc.....................    (287,712)    (150,364)
 Purchase of intangible assets, capitalized MERAD
  Technology costs...................................    (217,496)         --
                                                      -----------  -----------
      Net cash used in investing activities..........  (5,520,386)    (319,303)
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of debentures payable.....................         --      (100,000)
 Proceeds from issuance of preferred stock, net of
  stock issue costs of $842,353......................   6,962,522          --
 Proceeds from issuance of common stock..............      50,000      661,300
 Proceeds from exercise of warrants..................      26,178          --
                                                      -----------  -----------
      Net cash provided by financing activities......   7,038,700      561,300
                                                      -----------  -----------
NET DECREASE IN CASH.................................      (5,482)    (832,544)
CASH, BEGINNING OF YEAR..............................      21,746      854,290
                                                      -----------  -----------
CASH, END OF YEAR.................................... $    16,264  $    21,746
                                                      ===========  ===========

  (The accompanying notes are an integral part of these consolidated financial statements)

                       HEALTHWATCH, INC. AND SUBSIDIARIES

                   For the Years Ended June 30, 2000 and 1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest........................................ $20,725 $25,601
                                                                ======= =======

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


  (The accompanying notes are an integral part of these consolidated financial statements)

                      HEALTHWATCH, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Years Ended June 30, 2000 and 1999

                                                                                                Accumulated
                          Preferred Stock        Common Stock       Additional                     Other         Total
                         -------------------  --------------------    Paid-in    Accumulated   Comprehensive Shareholders'
                          Shares     Amount     Shares     Amount     Capital      Deficit         Loss         Equity
                         ---------  --------  ----------  --------  -----------  ------------  ------------- -------------
                                                                   (as Restated) (as Restated)               (as Restated)
Balance at June 30,
1998 as previously
reported...............  1,145,000  $ 11,450   2,420,721  $ 24,207  $18,895,757  $(18,237,396)   $     --     $   694,018
One-for-five reverse
stock split............   (916,000)      --   (1,936,577)      --           --            --           --             --
                         ---------  --------  ----------  --------  -----------  ------------    ---------    -----------
Balance at June 30,
1998 as adjusted.......    229,000    11,450     484,144    24,207   18,895,757   (18,237,396)         --         694,018
Net loss...............        --        --          --        --           --     (1,819,839)         --      (1,819,839)
Series P preferred
stock issued in private
offering...............     66,886     3,344         --        --     2,556,656           --           --       2,560,000
Common stock purchased
and retired............        --        --     (177,680)   (8,884)    (701,836)          --           --        (710,720)
Common stock issued....        --        --      241,991    12,100      612,900           --           --         625,000
Common stock issued in
stock exchange.........        --        --       97,680     4,884      443,552           --           --         448,436
Common stock options
exercised..............        --        --       11,000       550       35,750           --           --          36,300
Amortization of
discount related to
beneficial conversion
option on Series P
preferred stock........        --        --          --        --       234,770      (234,770)         --             --
                         ---------  --------  ----------  --------  -----------  ------------    ---------    -----------
Restated balance at
June 30, 1999..........    295,886    14,794     657,135    32,857   22,077,549   (20,292,005)         --       1,833,195
Comprehensive Loss:
 Net loss..............        --        --          --        --           --     (3,575,382)         --      (3,575,382)
 Unrealized holding
 loss on marketable
 securities............        --        --          --        --           --            --      (113,400)      (113,400)
                                                                                                              -----------
Total Comprehensive
Loss...................                                                                                        (3,688,782)
                                                                                                              -----------
Conversion of
substantially all
Series A preferred
stock..................   (224,000)  (11,200)    734,908    36,745      (25,545)          --           --             --
Common stock issued....        --        --      367,957    18,398      733,994           --           --         752,392
Conversion of
debentures and related
interest payable.......        --        --      316,990    15,849      578,507           --           --         594,356
Common stock warrants
issued in connection
with short-term
financing..............        --        --          --        --       419,551           --           --         419,551
Common stock warrants
exercised..............        --        --      242,961    12,148       14,030           --           --          26,178
Common stock retired in
cashless exercise of
warrants...............        --        --     (177,200)   (8,860)       8,860           --           --             --
Series C preferred
stock issued in private
offering...............      4,000       200         --        --       374,800           --           --         375,000
Series D preferred
stock issued in private
offering...............     74,130     3,707         --        --     6,583,815           --           --       6,587,522
Amortization of
discount related to
beneficial conversion
option on Series D and
Series P preferred
stock..................        --        --          --        --     1,884,700    (1,884,700)         --             --
                         ---------  --------  ----------  --------  -----------  ------------    ---------    -----------
Balance at June 30,
2000...................    150,016  $  7,501   2,142,751  $107,137  $32,650,261  $(25,752,087)   $(113,400)   $ 6,899,412
                         =========  ========  ==========  ========  ===========  ============    =========    ===========

 (The accompanying notes are an integral part of these consolidated financial statements)

                       HEALTHWATCH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   During fiscal 2000, the Company raised additional capital through private placements to begin the implementation of its business plan. The Company's objective is to become a leading provider of web-based applications to process and manage transactions for physician offices, hospitals, outpatient clinics, and other healthcare providers. As part of this plan, the Company will offer and market an enterprise software solution, known as the Healthcare Enterprise System (the "HES System"), which is owned by HALIS, Inc. ("HALIS"), an affiliated information technology company that is approximately 25% owned by HealthWatch (see Note B). The HES System uses proprietary technology to distribute, in a compressed digital format, one system that includes over 50 integrated applications for the management of a healthcare enterprise's resources, patient data, clinical data, and finances. The HES System was designed and built using the Company's software application utility, the "MERAD Technology." As provided in a Business Collaboration Agreement between HealthWatch and HALIS, HealthWatch has granted HALIS a non-exclusive license for the use of the MERAD Technology, while HALIS has granted HealthWatch a non-exclusive license to market the HES System. Revenue sharing provisions from the sale of the HES System are specified in the agreement. Through June 30, 2000, no significant revenues have been realized by the Company through the sale of the HES System as the Company has refocused its efforts to upgrading the enterprise software solution to market and facilitate a web based enterprise solution in an Internet environment. The Company has recently completed the upgrade of the HES System and plans to introduce the new Internet version into the market in the second quarter of fiscal 2001.

 Principles of Consolidation and Accounting for Investee

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

                       HEALTHWATCH, INC. AND SUBSIDIARIES

   The Company evaluates its marketable securities to determine whether a decline in market value below cost as of the balance sheet date of an individual security is other than temporary. If the decline is judged to be other than temporary, the cost basis of the individual security is written down to a new cost basis and the amount of the write-down is accounted for as a realized loss. Various factors are considered by the Company in evaluating declines in market values, including general market conditions and specific information pertaining to an industry or an individual company. Examples of these factors are a) the length of time and the extent to which the market value has been less than cost, b) the financial condition and near-term prospects of the issuer, including specific events that may influence the operations of the issuer, and c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

 Inventory

   Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market. During fiscal 2000 and 1999, approximately $35,000 and $188,000 of inventory, respectively, was charged to operations--cost of sales as the products were determined to be obsolete.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

 Long-Lived Assets

   HealthWatch evaluates the carrying value of long-lived assets, including intangibles, whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of the assets, as measured by discounted cash flows over the remaining life of the assets.

 Capitalization of MERAD Technology Costs

   The Company has capitalized direct costs incurred in the modification of its MERAD Technology, giving it Internet application ability. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", these costs have been capitalized beginning at the point that technological feasibility of the modification was established through the period to when the product is available for general release to customers. These costs will be amortized over a period of five years on a straight-line basis, and amortization will commence when the related software product is available for market release.

 Stock-Based Compensation

   The Company records compensation expense in conjunction with the issuance of its common stock and stock warrants for various consulting services in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, stock-based compensation for non-employees is recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

                       HEALTHWATCH, INC. AND SUBSIDIARIES

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

   At June 30, 2000 and 1999, outstanding stock options, stock warrants, and convertible debt and stock to purchase 9,620,800 and 4,555,353 shares, respectively, of the Company's common stock were not included in the computation of diluted loss per share as their effect would be antidilutive.

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

 New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of SFAS No. 133," which deferred the implementation of SFAS No. 133. SFAS No. 133 will be effective for the Company's first quarter of fiscal 2001. Management does not anticipate that the implementation of SFAS No. 133 will have a material effect on the Company's financial statements.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidelines in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, the SEC has issued related guidance which has extended the implementation date of SAB 101 until the fourth quarter of 2000. The Company does not expect this statement to have a significant impact on its financial position, earnings or cash flows.

   In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 99-19, "Reporting Revenue Gross as a Principal Verses Net as an Agent," which provides clarification on whether a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. The Company does not expect this issue to have a significant impact on the Company's financial position, earnings or cash flows.

 Reclassifications

   Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

                       HEALTHWATCH, INC. AND SUBSIDIARIES

NOTE B--INVESTMENT IN AND ADVANCES TO HALIS, INC.

   At June 30, 2000, the Company owned 15,763,655 shares of HALIS, for an approximate 25% ownership interest. HALIS is engaged in the business of providing information technology applications and services to the healthcare industry. The Company has accounted for its investment in HALIS under the equity method. At June 30, 2000, the HALIS stock was trading on the NASDAQ OTC Bulletin Board at a price per share of $.0625, for an aggregate value of $985,228. Management evaluated the carrying value of the Company's investment in HALIS at June 30, 2000 and determined that there was an other than temporary decline in value of $472,810. The fair value of each Halis common share was estimated to be approximately $.11. This value was computed by dividing the trading price of HealthWatch's common stock at the commitment date of the merger by the number of HALIS shares exchanged for one share of HealthWatch common stock. As a result, a loss in value of $472,810 has been recognized as a separate component in the consolidated statements of operations. The investment's carrying value at June 30, 2000 was $1,773,411.

   The carrying value of the investment in HALIS under the equity method exceeded the 25% equity in the underlying net assets of HALIS at June 30, 2000 by $1,773,411. This excess of the investment over the 25% equity in the underlying net assets of HALIS is being amortized on the straight-line method over a period of ten years.

   In October 1997, HealthWatch and HALIS entered into a Business Collaboration Agreement. Under the Business Collaboration Agreement, HealthWatch has granted HALIS a non-exclusive license to HealthWatch's information technology software in exchange for a ten percent (10%) commission on sales of products or services incorporating such software. Additionally, HALIS has granted HealthWatch a non-exclusive license to market the HES System or other HALIS products in exchange for a ten percent (10%) commission on all revenues received from sales or services relating to such products. The Company recognizes commission revenue or commission expense at the time a product is sold or a service is performed that is covered under the agreement. For the years ended June 30, 2000 and 1999, the Company earned $21,936 and $66,087, respectively, in commission income from HALIS under this agreement. As of June 30, 2000, no commission expense had been incurred under this agreement.

   The agreement provides for the sharing of certain operating expenses, among other things. During fiscal 1999 and 2000, HealthWatch and HALIS shared office space and had a cost sharing arrangement relating to key personnel that required HealthWatch to pay HALIS a calculated amount each month based upon a reasonable cost basis of services provided. Pursuant to this arrangement, through December 1999, HALIS maintained a principal office in Atlanta, Georgia and HealthWatch shared those facilities. Throughout that period, HealthWatch made payments to HALIS for rent and other related operating expenses based on a percent of the facilities used by HealthWatch to the total facilities used by both companies. Included in these payments was also a nominal amount for shared personnel expenses. Beginning January 1, 2000, HealthWatch is now the primary lessor of the principal office facilities in Atlanta. HALIS is now sharing these facilities under a similar agreement. To date, no monthly payment amount has been determined; however, the parties intend to negotiate a payment by HALIS to HealthWatch that will be designed to reflect the relative usage of each party of the facilities and personnel. During fiscal 2000 and 1999, the Company expensed and paid HALIS approximately $50,000 and $180,000, respectively, for expense reimbursements under this agreement.

   In September 2000, the Business Collaboration Agreement was amended to provide, among other things, for revenue sharing based on a 60/40 split (i.e. the selling company would received 60% of the sales price and the company that owns the technology would received 40% of the sales price). Furthermore, HealthWatch is obligated to pay HALIS a collaboration fee of $50,000 per month which shall be applied as a credit against any revenue sharing amount that is due to HALIS. HALIS is obligated to provide support to HealthWatch for the HALIS software products, provide reasonable product enhancement as part of product release updates and

                       HEALTHWATCH, INC. AND SUBSIDIARIES
cooperate with HealthWatch with regard to product enhancement requests. HealthWatch may terminate the $50,000 monthly collaboration fee payable to HALIS on or after October 1, 2001, under certain terms and conditions.

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

   At June 30, 2000, the components of investment in and advances to HALIS, Inc. was as follows:

     Investment in HALIS, Inc. ..................................... $1,773,411
     Advances to HALIS, Inc. .......................................    438,076
                                                                     ----------
       Total........................................................ $2,211,487
                                                                     ==========

NOTE C--SUBSEQUENT MERGER OF HEALTHWATCH, INC. AND HALIS, INC.

   On June 29, 2000, the Company entered into an Agreement and Plan of Merger with HALIS, by which the Company will issue approximately 2,300,000 registered shares of its common stock in exchange for all of the outstanding shares of HALIS (an exchange ratio of one share of HealthWatch common stock for twenty shares of HALIS common stock). With the completion of this transaction, HALIS will become a wholly-owned subsidiary of the Company. The total consideration has been valued at $5,247,607 as of June 30, 2000, which is comprised of the fair value of the HealthWatch shares issued in the transaction, or $3,036,120 (2,265,761 shares at the trading price at June 30, 2000 of $1.34 per share), plus the book value of HealthWatch's investment in and advances to HALIS at June 30, 2000, or $2,211,487. A pro forma balance sheet (unaudited) has been included herein as if the transaction occurred on June 30, 2000. A pro forma statement of operations (unaudited) has been included herein as if the transaction occurred at the beginning of the year, or July 1, 1999. The pro forma information shows the elimination of all intercompany accounts and a resulting intangible asset of $5,597,379 (total consideration less the fair market value of the net tangible assets received in the merger). HealthWatch is currently the single largest shareholder of HALIS, owning approximately 25% of HALIS' issued and outstanding common stock, and has an option that expires on September 29, 2000 to purchase up to an additional 25,000,000 shares of HALIS at $.20 per share.

   Under the Agreement and Plan of Merger, the holders of other convertible securities (i.e., warrants and options) of HALIS will receive convertible securities of the Company having similar terms and conditions. The transaction is subject to shareholder approval and other customary conditions.

   If either company terminates or withdraws from the merger agreement without the consent of the other party, they may be liable to the non-terminating party, under certain conditions, for $500,000 in liquidated damages.

   The Company anticipates accounting for the acquisition under the purchase method of accounting. In accordance with Staff Accounting Bulletin No. 97 ("SAB 97"), HealthWatch has been identified as the accounting acquirer since its shareholders will hold the majority of the voting rights (approximately 66%) in the combined company. The total voting rights include the voting rights of the common shareholders and the Series C and Series D preferred shareholders (see Note J).

                       HEALTHWATCH, INC. AND SUBSIDIARIES

   Under the purchase method of accounting, the assets and liabilities of HALIS are recorded at their fair market value as of the date of the acquisition. The excess purchase price over the fair market value of the net tangible assets acquired has been identified as an intangible asset related to the HES Technology and will be amortized over a five year period.

   Summarized below is the unaudited condensed and pro forma consolidated balance sheet and statement of operations. The balance sheet is prepared as if the acquisition took place on June 30, 2000, and the statement of operations is prepared as if the acquisition took place on July 1, 1999. The historical financial statements of HALIS for the fiscal year ended June 30, 2000 have been compiled from the 10-QSB's filed by HALIS for the appropriate periods. These historical numbers are unaudited.

                                  Pro Forma Condensed Consolidated Balance Sheet (Unaudited)
                          --------------------------------------------------------------------------------
                                                                          Pro Forma          Pro Forma
                          HealthWatch, Inc. HALIS, Inc.  Acquisition    Consolidating    HealthWatch, Inc.
                            Consolidated    Consolidated Adjustment        Entries         Consolidated
                          ----------------- ------------ -----------    -------------    -----------------
Current assets..........     $4,288,073      $1,021,002  $      --       $       --         $ 5,309,075
Marketable equity
 securities--related
 party..................      1,773,411          22,395         --        (1,795,806)(2)            --
Property and equipment
 net....................         15,054         327,959         --               --             343,013
Due from related party..        438,076             --          --          (438,076)(3)            --
Intangible assets, net..        886,772         663,747   4,933,632(1)           --           6,484,151
Other assets............         38,560         180,785         --               --             219,345
                             ----------      ----------  ----------      -----------        -----------
 Total assets...........     $7,439,946      $2,215,888  $4,933,632      $(2,233,882)       $12,355,584
                             ==========      ==========  ==========      ===========        ===========

                                  Pro Forma Condensed Consolidated Balance Sheet (Unaudited)
                          --------------------------------------------------------------------------------
                                                                          Pro Forma          Pro Forma
                          HealthWatch, Inc. HALIS, Inc.  Acquisition    Consolidating    HealthWatch, Inc.
                            Consolidated    Consolidated Adjustment        Entries         Consolidated
                          ----------------- ------------ -----------    -------------    -----------------
Current liabilities.....     $  540,534      $2,141,860  $      --       $  (438,076)(3)    $ 2,244,318
Long-term obligations
 under capital leases...            --          175,734         --               --             175,734
                             ----------      ----------  ----------      -----------        -----------
 Total liabilities......        540,534       2,317,594         --          (438,076)         2,420,052
Shareholders' equity....      6,899,412        (101,706)  4,933,632(1)    (1,795,806)         9,935,532
                             ----------      ----------  ----------      -----------        -----------
 Total liabilities and
  equity................     $7,439,946      $2,215,888  $4,933,632      $(2,233,882)(2)    $12,355,584
                             ==========      ==========  ==========      ===========        ===========

--------
(1) To reflect the acquisition of HALIS as if the acquisition had occurred on June 30, 2000 by recording an intangible asset for the excess of the purchase price over the fair value of the net tangible assets acquired ($5,597,379) and eliminating HALIS' goodwill ($663,747). The total value of the consideration is based on the trading value of the Company's stock as of the measurement date of the transaction. The intangible asset recorded in conjunction with the merger represents the total consideration (2,265,761 shares of HealthWatch's common stock issued to HALIS shareholders valued at the trading price at June 30, 2000 of $1.34 per share, or $3,036,120, plus HealthWatch's investment in and advances to HALIS at June 30, 2000 of $2,211,487), or $5,247,607, over the fair market value of the net tangible assets acquired from HALIS (at June 30, 2000, HALIS' liabilities exceeded the fair market value of its net tangible assets by $349,772). The excess purchase price over the fair market value of the net tangible assets acquired has been identified as the HES Technology and will be amortized over a five year period.
(2) To eliminate HealthWatch's investment in HALIS carried on the equity method ($1,773,411) and HALIS' investment in HealthWatch ($22,395).
(3) To eliminate intercompany balances as of June 30, 2000.

                       HEALTHWATCH, INC. AND SUBSIDIARIES

                          Pro Forma Condensed Consolidated Statement of Operations
                                                 (Unaudited)
                          -------------------------------------------------------------
                          HealthWatch,                  Pro Forma         Pro Forma
                              Inc.      HALIS, Inc.   Consolidating   HealthWatch, Inc.
                          Consolidated  Consolidated     Entries        Consolidated
                          ------------  ------------  -------------   -----------------
Sales...................  $   551,682   $ 4,326,750     $ (21,936)(3)    $ 4,856,496
Cost of sales...........      193,952       188,941       (21,936)(3)        360,957
                          -----------   -----------     ---------        -----------
 Gross profit...........      357,730     4,137,809           --           4,495,539
Operating expenses......    2,543,702     5,125,048       716,592(2)       8,385,342
                          -----------   -----------     ---------        -----------
 Loss from operations...   (2,185,972)     (987,239)     (716,592)        (3,889,803)
Other income (expense)..   (1,554,815)     (639,983)      996,260(1)      (1,198,538)
                          -----------   -----------     ---------        -----------
 Loss from continuing
  operations............  $(3,740,787)  $(1,627,222)    $ 279,668        $(5,088,341)
                          ===========   ===========     =========        ===========
Net loss per common
 share, basic and
 diluted................  $     (3.93)                                   $     (1.95)
                          ===========                                    ===========
Weighted average number
 of common shares
 outstanding............    1,538,924                                      3,788,019
                          ===========                                    ===========

--------
(1) To eliminate equity loss from investment in HALIS ($523,450) and other-than-temporary decline in value ($472,810).
(2) To record amortization of intangible asset recorded as a result of the HealthWatch/HALIS merger ($1,119,475) over a five year period and to reverse the amortization recorded for the HALIS goodwill which was eliminated in the merger ($402,883).
(3) To eliminate MERAD royalties on HES sales.

NOTE D--ACQUISITION OF MERAD SOFTWARE, INC. (FORMERLY PAUL HARRISON
        ENTERPRISES, INC.) ("PHE")

   On October 1, 1998, the Company completed the acquisition of MERAD Software, Inc. (formerly Paul Harrison Enterprises, Inc.) and subsidiaries. The Company issued 66,886 shares of Series P preferred stock in exchange for all of the issued and outstanding common stock of PHE (held by 55 shareholders, including Paul W. Harrison). Mr. Harrison, Chairman, Chief Executive Officer, and President of HealthWatch received 25,080 shares of the Series P preferred stock in his capacity as a shareholder of PHE. David M. Engert, Chief Operating Officer and a director of HealthWatch, received 3,177 shares of the Series P preferred in his capacity as a shareholder of PHE. Certain PHE shareholders also received options for approximately 125,000 shares of HealthWatch common stock in exchange for previously outstanding options of PHE. Of the outstanding options issued in the PHE acquisition, 116,667 were issued to Mr. Harrison. These options were granted with exercise prices equal to the fair market value of HealthWatch common stock at that time. Additionally, under the terms of the contract, the Company agreed to pay to the former shareholders of PHE additional consideration based on gross revenues generated in connection with the MERAD Technology. This additional consideration, at the time it becomes determinable, is recorded as an additional cost of the acquisition allocated to the intangible asset, and is amortized over the remaining life of the asset. The additional consideration was payable for a period of ten years or until the Company had paid an aggregate $7,000,000 in additional consideration. Effective April 25, 2000, Mr. Harrison and Mr. Engert, who were both PHE shareholders, waived any and all future payments of additional consideration. The remaining PHE shareholders have been asked to agree to the following amendments to their respective Additional Consideration Agreements: Firstly, the additional consideration is to be calculated based on a fixed percentage (3%) of gross revenues each fiscal year from sales of the MERAD technology. Secondly, HealthWatch has the option to pay the additional consideration in cash or in a combination comprised of one-half cash and one-half shares of HealthWatch common stock. Although the maximum aggregate payment to be made under the Additional Consideration Agreements is still $7,000,000, the payout period has been extended from ten years to fifteen years. As of June 30, 2000, all but three of the PHE shareholders have agreed to these amendments.

                       HEALTHWATCH, INC. AND SUBSIDIARIES

   The Company has accounted for the acquisition under the purchase method of accounting whereby the assets and liabilities of PHE are recorded at their fair market value as of the date of the acquisition. The excess purchase price over the fair market value of the net tangible assets acquired has been identified as the MERAD Technology and is being amortized over a five year period.

   Summarized below is the unaudited condensed and pro forma consolidated statement of operations as if the acquisition had taken place at the beginning of the year ended June 30, 1999.

                               Pro Forma Condensed Consolidated Statement of Operations
                                                      (Unaudited)
                          ---------------------------------------------------------------------
                                              Paul Harrison     Pro Forma         Pro Forma
                          HealthWatch, Inc. Enterprises, Inc. Consolidating   HealthWatch, Inc.
                            Consolidated      Consolidated       Entries        Consolidated
                          ----------------- ----------------- -------------   -----------------
Sales...................     $ 1,220,803        $157,024        $(117,024)(2)    $ 1,260,803
Cost of sales...........         940,950             --               --             940,950
                             -----------        --------        ---------        -----------
 Gross profit...........         279,853         157,024         (117,024)           319,853
Operating expenses......       2,008,331          80,737          114,839(1)       2,203,907
                             -----------        --------        ---------        -----------
 Loss from operations...      (1,728,478)         76,287         (231,863)        (1,884,054)
Other income (expense)..         (91,361)            --               --             (91,361)
                             -----------        --------        ---------        -----------
 Net income (loss)......     $(1,819,839)       $ 76,287        $(231,863)       $(1,975,415)
                             ===========        ========        =========        ===========
Net loss per common
 share..................     $     (4.32)                                        $     (4.61)
                             ===========                                         ===========
Weighted average number
 of common shares
 outstanding............         537,972                                             537,972
                             ===========                                         ===========

--------
(1) To record amortization of MERAD Technology.
(2) To eliminate intercompany sales.

NOTE E--PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following at June 30, 2000:

   Furniture and equipment........................................... $ 318,620
   Accumulated depreciation..........................................  (303,566)
                                                                      ---------
     Property and equipment, net..................................... $  15,054
                                                                      =========

NOTE F--INTANGIBLE ASSETS

   Intangible assets arising from the acquisition of MERAD Software, Inc. (formerly Paul Harrison Enterprises, Inc.) and subsidiaries consists of technology known as the MERAD Technology and are being amortized over five years on the straight-line method. MERAD Technology consists of the following as of June 30, 2000:

   MERAD Technology................................................. $1,232,517
   Accumulated amortization.........................................   (345,745)
                                                                     ----------
     MERAD Technology, net.......................................... $  886,772
                                                                     ==========

   MERAD Technology includes the technology and virtual software application utility. During fiscal 2000, the Company capitalized direct costs of $217,496 incurred in modifying the MERAD Technology, giving it Internet application ability.

                       HEALTHWATCH, INC. AND SUBSIDIARIES

   In June 2000, due to a change in the business focus and the expiration of major customer contracts of the Company's HealthWatch Technologies, Inc. subsidiary, the Company reviewed the recoverability of goodwill related to the subsidiary. The Company determined that the unamortized technology of $213,286 was not recoverable and should be written off.

NOTE G--DEBENTURES PAYABLE

   During fiscal 2000, $455,000 of the debentures payable, along with $139,356 of accrued interest, were converted into 316,990 shares of common stock of the Company. As of June 30, 2000, $25,000 of debentures, along with accrued interest of $7,918, remained unpaid. As an inducement for the debenture holders to convert their debentures into HealthWatch common stock, debenture holders received warrants to purchase 77,495 shares of the Company's common stock, valued at $7,741. This amount has been included in selling, general and administrative expenses in the Company's statement of operations for the fiscal year ended June 30, 2000. The warrants were valued using the Black-Scholes option-pricing method under the following assumptions: no dividend yield; expected volatility of 162.50%; risk free interest of 5.55%; and average expected warrant life of one year.

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

NOTE H--COMMITMENT

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

NOTE I--REVERSE STOCK SPLIT

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

NOTE J--PREFERRED STOCK

 Series A Preferred Stock

   The Company has outstanding Series A 6% cumulative, non-voting preferred stock which has a stated value of $5 per share. Shareholders have the option to convert each of the Series A preferred stock into fully-paid and non-assessable shares of common stock at a conversion rate equal to the lesser of $2.60 per share or 70% of the market value of the common stock at the time of conversion. Dividends are payable semi-annually,

                       HEALTHWATCH, INC. AND SUBSIDIARIES
if declared. No dividends have been declared to date. At June 30, 2000, the amount of dividends in arrears was $3,000. The Series A preferred stock has dividend and liquidation preferences over common stock and is on an equal liquidation and dividend basis with the Series P preferred stock and is subordinate to both the Series C and Series D preferred stock. The stated liquidation preference value was $25,000 at June 30, 2000.

 Series P Preferred Stock

   The Company has outstanding Series P cumulative, non-voting preferred stock, which has a stated value of $50 per share. Shareholders have the option to convert each of the Series P preferred stock into ten shares of fully-paid and non-assessable shares of common stock, provided the conversion feature is approved by the vote of the Company's shareholders. The Series P preferred stock originally contained a cumulative dividend feature of 12% which adjusted to a maximum of 24% if the shares are not granted the right to convert by certain target dates. In connection with the private placement of the Company's Series D preferred Stock during March 2000, the holders of Series P preferred stock agreed to amend the Certificate of Designation, Rights and Limitations of the Series P preferred stock. The amendments included a retroactive adjustment to the cumulative dividend from the graduated dividend to an 8% cumulative dividend from the date of issuance until the shares are converted into common stock. The holders of Series P preferred stock also agreed to allow the Company to pay the dividends in cash or stock, at the Company's option. Dividends are payable semi-annually, if declared. No dividends have been declared to date. At June 30, 2000, the amount of dividends in arrears was $468,202. The Series P preferred stock has dividend and liquidation preferences over all common stock and is on an equal liquidation and dividend basis with the Series A preferred stock and is subordinate to both the Series C and Series D preferred stock. The stated liquidation preference value was $3,344,300 at June 30, 2000.

   The issuance of the Series P preferred stock included a beneficial conversion feature in the total amount of $782,566, which represents the aggregate fair value at the issue date of the HealthWatch common stock into which the preferred stock is convertible over the proceeds received in the issuance of the preferred shares. This amount has been included in additional paid-in capital and will be amortized as a return to the preferred shareholders over the period through the date of earliest conversion using the effective yield method. For fiscal 2000 and 1999, $313,026 and $234,770, respectively, of the beneficial conversion feature has been amortized and $234,770 and $547,796 remains unamortized at June 30, 2000 and 1999, respectively.

 Series C Preferred Stock

   The Company has outstanding Series C 8% cumulative preferred stock, which has a stated value of $100 per share. Subject to anti-dilution provisions, shareholders have the option to convert each of the Series C preferred stock into fully-paid and non-assessable shares of common stock at a conversion rate equal to the stated value divided by a conversion price of $1.88 per share. Dividends are payable, at the Company's option, either in cash or in shares of Series C preferred stock. No dividends have been declared to date. At June 30, 2000, the amount of dividends in arrears was $8,000. Series C preferred shareholders have voting rights on all matters as to which holders of common stock are entitled to vote. Holders of Series C preferred stock are entitled the same number of votes as if the Series C preferred stock had been converted. The Series C preferred stock has dividend and liquidation preferences over Series A and Series P preferred stock and common stock, and is on an equal liquidation and dividend basis with the Series D preferred stock. The stated liquidation preference value was $400,000 at June 30, 2000.

 Series D Preferred Stock

   The Company has outstanding Series D 8% cumulative preferred stock, which has a stated value of $100 per share. Subject to anti-dilution provisions, shareholders have the option to convert each of the Series D preferred stock into fully-paid and non-assessable shares of common stock at a conversion rate equal to the

                       HEALTHWATCH, INC. AND SUBSIDIARIES
stated value divided by a conversion price of $3.50 per share. Dividends are payable, at the Company's option, either in cash or in shares of Series D preferred stock. No dividends have been declared to date. At June 30, 2000, the amount of dividends in arrears was $148,260. Series D preferred shareholders have voting rights on all matters as to which holders of common stock are entitled to vote. Holders of Series D preferred stock are entitled to the same number of votes as if the Series D preferred stock had been converted to common stock. The Series D preferred stock has dividend and liquidation preferences over Series A and Series P preferred stock and common stock, and is on an equal liquidation and dividend basis with the Series C preferred stock. The stated liquidation preference value was $7,413,000 at June 30, 2000.

   The issuance of the Series D preferred stock included a beneficial conversion feature in the total amount of $7,413,000, which represents the aggregate fair value at the issue date of the HealthWatch common stock into which the preferred stock is convertible over the proceeds received in the issuance of the preferred shares. This amount has been included in additional paid-in capital and will be amortized as a return to the preferred shareholders over the period through the date of earliest conversion using the effective yield method. For fiscal 2000, $1,571,674 of the beneficial conversion feature has been amortized and $5,841,326 remains unamortized at June 30, 2000.

NOTE K--SHAREHOLDERS' EQUITY

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

                       HEALTHWATCH, INC. AND SUBSIDIARIES

   A summary of the status of the Company's stock options plans as of June 30, 2000 and 1999 and changes during the years ending on those dates is presented below:

                                         2000                    1999
                                ----------------------- -----------------------
                                            Weighted                Weighted
                                            Average                 Average
                                Shares   Exercise Price Shares   Exercise Price
                                -------  -------------- -------  --------------
Outstanding at beginning of
 year.......................... 252,569      $ 4.50     171,939      $ 6.45
  Granted...................... 583,333      $ 3.19     125,200      $ 4.80
  Exercised....................     --       $  --      (11,000)     $ 3.30
  Expired......................    (286)     $66.50      (1,310)     $76.50
  Cancelled.................... (11,473)     $11.43     (32,260)     $ 9.55
                                -------      ------     -------      ------
Outstanding at end of year..... 824,143      $ 3.45     252,569      $ 4.50
                                =======      ======     =======      ======
Options exercisable at end of
 year.......................... 824,143      $ 3.45     238,902      $ 4.55
                                =======      ======     =======      ======
Weighted-average fair value of
 options granted during the
 year..........................              $  .45                  $  .35
                                             ======                  ======

   The following table summarizes information about stock options outstanding at June 30, 2000:

                Options Outstanding                    Options Exercisable
   ----------------------------------------------------------------------------
     Number      Weighted-Average                    Number
   Outstanding      Remaining     Weighted-Average Outstanding Weighted-Average
   at 6/30/00    Contractual Life  Exercise Price  at 6/30/00   Exercise Price
   -----------   ---------------- ---------------- ----------- ----------------
       3,333        9.61 years         $8.95           3,333        $8.95
     124,667        3.29 years         $4.80         124,667        $4.80
     440,000        9.61 years         $3.50         440,000        $3.50
     116,143        2.54 years         $3.30         116,143        $3.30
      80,000        9.56 years         $2.25          80,000        $2.25
      60,000        9.44 years         $1.88          60,000        $1.88
     -------                                         -------
     824,143                                         824,143
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

   SFAS 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999: no dividend yield for each year; expected volatility of 162.50% and 136.25%, respectively; weighted-average risk-free interest rates of 6.66% and 4.72%, respectively, and weighted-average expected option lives of three years.

                       HEALTHWATCH, INC. AND SUBSIDIARIES

                                                         2000         1999
                                                      -----------  -----------
   Net loss available to common shareholders:
     As reported..................................... $(5,885,386) $(2,323,967)
     Pro forma....................................... $(6,177,156) $(2,424,404)

   Net loss per common share:
     As reported..................................... $     (3.82) $     (4.32)
     Pro forma....................................... $     (4.01) $     (4.51)

   In May 2000, the Company adopted its 2000 Stock Option Plan. This plan provides that 2,000,000 shares of the Company's common stock be reserved for issuance subject to annual adjustment. The 2000 Stock Option Plan provides for the grant of options that are intended to qualify as incentive stock options to any employee of the Company or its subsidiaries, and the grant of options that are considered non-qualified due to certain conditions as to issuance.

   The Company has issued stock warrants in conjunction with the issuance of preferred and common stock and the conversion of debentures payable to common stock. Also, during fiscal 2000, the Company issued 1,000,000 stock warrants, valued at $419,551, as debt costs associated with short term financing. This amount has been included in interest expense in the Company's statements of operations. The warrants were valued using the Black-Scholes option-pricing method under the following assumptions: no dividend yield; expected volatility of 162.5%; risk free interest of 5.55%; and expected warrant life of three years. Activity related to stock warrants was as follows:

                                                                Weighted Average
                                                     Warrants    Exercise Price
                                                     ---------  ----------------
   Outstanding at June 30, 1998.....................   299,583       $14.90
     Granted........................................   234,161       $ 3.15
     Expired........................................   (60,583)      $49.55
                                                     ---------       ------
   Outstanding at June 30, 1999.....................   473,161       $ 4.65
     Granted........................................ 2,849,284       $ 3.05
     Exercised......................................  (242,961)      $ 5.76
                                                     ---------       ------
   Outstanding at June 30, 2000..................... 3,079,484       $ 3.08
                                                     =========       ======

   At June 30, 2000, the Company had stock warrants outstanding as follows:

       Common Shares        Exercise Price
       Under Warrant          Per Share                       Expiration Date
       -------------        --------------             ------------------------------
          10,000                $8.60                  January 2003
          20,000                $7.97                  April 2001
          37,736                $4.31                  March 2001
       2,058,977                $3.50                  March 2005
         133,334                $2.44                  January 2001
          29,091                $2.24                  January 2001
         790,346                $1.88                  February 2001 to December 2004
       ---------
       3,079,484
       =========

                       HEALTHWATCH, INC. AND SUBSIDIARIES

NOTE L--RELATED PARTY TRANSACTIONS

 Officer and Director Options

   At June 30, 2000, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors:

       Common Shares           Exercise Price
       Under Option              Per Share                          Expiration Date
       -------------           --------------                   ------------------------
            3,333                  $8.95                        January 2003
          124,667                  $4.80                        October 2003
          400,000                  $3.50                        February 2010
           50,000                  $3.30                        October 2002 to May 2003
           50,000                  $2.25                        January 2010
           20,000                  $1.88                        December 2009
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

   Effective October 10, 1997, PHE and Paul W. Harrison entered into a consulting agreement with HealthWatch which expired on December 31, 1998. The agreement provided for, among other things, the payment to PHE commencing January 1, 1998 of $5,000 per month, Mr. Harrison's continued service on the board of directors of HealthWatch as Chairman of the Board, the granting of a five-year non-statutory stock option to Mr. Harrison representing the right to acquire up to 50,000 shares (adjusted for all stock splits occurring after the date of the agreement) of HealthWatch's common stock at its then fair market value, and to loan Mr. Harrison up to $200,000 payable in four equal installments, with interest to accrue at 7% per annum, to cover tax liabilities arising from the stock swaps with PHE. As of the time the consulting agreement expired, $0 had been borrowed pursuant to the loan commitment. In May 1998, the exercise price for the stock options were repriced to $.66 per share (adjusted to $3.30 per share as a result of the December 1999 reverse stock split). To date, none of the options have been exercised. In February 1999, the consulting agreement was modified to remove PHE as a party and to provide for the payment of $12,500 to Paul W. Harrison on a monthly basis to manage HealthWatch, effective January 1, 1999. During fiscal 1999, $12,500 was paid to Mr. Harrison under the revised consulting agreement.

   During fiscal 2000, 40,000 shares of the Company's common stock, valued at $75,000, were issued to two of the Company's directors for consulting services.

                      HEALTHWATCH, INC. AND SUBSIDIARIES

 Business Collaboration Agreement

   In October 1997, HealthWatch and HALIS entered into a Business Collaboration Agreement. Under this agreement, HealthWatch has granted HALIS a non-exclusive license to HealthWatch's information technology in exchange for a 10% commission on sales of products or services incorporating such software. Additionally, HALIS has granted HealthWatch a non-exclusive license to market the HES System or other HALIS products in exchange for a 10% commission on all revenues received from sales or services relating to such products (see Note
B). The agreement also provides for the sharing of certain operating expenses, among other things (see Note B).

NOTE M--INCOME TAXES

   The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                               2000    1999
                                                               -----   -----
   Tax benefit computed at the maximum federal statutory
    rate...................................................... (34.0)% (34.0)%
   Decrease in tax benefit resulting from:
     Amortization of intangible assets........................   4.0     6.0
     Loss to be carried forward...............................  30.0    28.0
                                                               -----   -----
       Income tax provision...................................   0.0 %   0.0 %
                                                               =====   =====

   Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of tax carryforwards and also from the unrealized loss on marketable securities.

   The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

                                                          2000         1999
                                                       -----------  -----------
   Deferred tax assets................................ $ 5,123,000  $ 3,916,000
   Less valuation allowance...........................  (5,123,000)  (3,916,000)
                                                       -----------  -----------
     Net deferred tax assets.......................... $       --   $       --
                                                       ===========  ===========

   For financial statement purposes, no tax benefit has been reported in 2000 and 1999 as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

   The net change in the deferred tax valuation allowance was an increase of $1,207,000 and $687,000 for the years ended June 30, 2000 and 1999, respectively.

                       HEALTHWATCH, INC. AND SUBSIDIARIES

   At June 30, 2000, the Company had the following net operating loss carryforwards and investment tax credit carryforwards:

      Carryforward                  Net Operating                                Investment
        Expires                         Loss                                     Tax Credits
        June 30                     Carryforwards                               Carryforwards
      ------------                  -------------                               -------------
          2002                       $       --                                    $ 3,798
          2003                           627,889                                    14,560
          2004                            11,744                                       --
          2005                           122,457                                       --
          2006                             1,371                                       --
          2007                           235,901                                       --
          2008                         1,461,790                                       --
          2009                           281,054                                       --
          2010                         1,644,839                                       --
          2011                         1,666,725                                       --
          2012                         1,815,490                                       --
          2013                         1,881,569                                       --
          2019                         1,972,759                                       --
          2020                         3,151,136                                       --
                                     -----------                                   -------
                                     $14,874,724                                   $18,358
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

NOTE N--INFORMATION CONCERNING BUSINESS SEGMENTS

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

   Segment information for fiscal 2000 and fiscal 1999 is as follows:

                                                       Corporate
                                   MERAD      Tech    Unallocated     Total
                                  --------  --------  -----------  -----------
   2000
     Revenues from external
      customers.................. $ 21,935  $529,747  $       --   $   551,682
     Segment loss................ (189,398) (287,359)  (3,098,625)  (3,575,382)
     Interest expense............      --      6,584      449,291      455,875
     Total assets................  886,772    93,560    6,459,614    7,439,946
     Capital expenditures........      --        --        15,178       15,178
     Depreciation and
      amortization...............  210,534   230,996        1,265      442,795

                                                         Corporate
                                    MERAD      Tech     Unallocated    Total
                                   -------  ----------  -----------  ----------
   1999
     Revenues from external
      customers...................  91,087   1,129,716         --     1,220,803
     Segment profit (loss)........ (27,952)   (717,763) (1,074,124)  (1,819,839)
     Interest expense.............     --          --       67,659       67,659
     Total assets................. 930,242     668,237   1,878,585    3,477,064
     Capital expenditures.........   9,608       1,590         --        11,198
     Depreciation and
      amortization................ 144,805     256,105         --       400,910

NOTE O--RESTATEMENTS

   The June 30, 2000 financial statements have been restated to reflect interest expense of $419,551 from the issuance of warrants in connection with short-term financing. The effect of the adjustment increased the loss before extraordinary item and the loss available to common shareholders by $419,551, and increased the loss per common share before extraordinary item and the net loss per common share by $.27.

   The June 30, 2000 financial statements have been restated to reflect the beneficial conversion feature related to the Series D preferred stock. The beneficial conversion feature was determined to be $7,413,000, which has been included in additional paid-in capital and is being amortized as a return to the preferred shareholders over the period through the date of earliest conversion using the effective yield method. The amount of amortization for fiscal year 2000 was $1,571,674. The effect of the adjustment increased the loss available to common shareholders by $1,571,674 and increased the loss per common share before extraordinary item and the net loss per common share by $1.02.

   The June 30, 2000 and 1999 financial statements have been restated to reflect the effects of the beneficial conversion feature related to the Series P preferred stock. The beneficial conversion feature was determined to be $782,566, which has been included in additional paid-in-capital and is being amortized as a return to the preferred shareholders over the period through the date of earliest conversion using the effective yield method. The amortization for fiscal 2000 and fiscal 1999 was $313,026 and $234,770, respectively. The effect of the adjustments increased the loss available to common shareholders by $313,026 and $234,770 in fiscal 2000 and fiscal 1999, respectively, and increased the loss per common share before extraordinary item and the net loss per common share by $.20 and $.44 in fiscal 2000 and fiscal 1999, respectively.

   The June 30, 2000 and 1999 financial statements have been restated to reflect the effects of a change in the amortization life of the Company's intangible asset identified as the Merad Technology from ten years to five years. The effect of the adjustment increased the loss before extraordinary item and the loss available to common shareholders by $101,136 and $70,908 in fiscal 2000 and fiscal 1999, respectively, and increased the loss per common share before extraordinary item and the net loss per common share by $.06 and $.13 in fiscal 2000 and fiscal 1999, respectively.


NOTE P--FOURTH QUARTER ADJUSTMENTS

   Significant adjustments made in the fourth quarter of fiscal 2000 are as follows:

   Record other-than-temporary decline in value of investment in
    HALIS, Inc....................................................... $472,810
   Record loss from impairment of intangible assets.................. $213,286

                          HALIS, INC. AND SUBSIDIARIES

                          FINANCIAL STATEMENTS FOR THE
                          YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report............................................... F2-2
Consolidated Balance Sheet................................................. F2-3
Consolidated Statements of Operations...................................... F2-4
Consolidated Statements of Cash Flows...................................... F2-5
Consolidated Statements of Stockholders' Equity (Deficit).................. F2-6
Notes to Consolidated Financial Statements................................. F2-7

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

Atlanta, Georgia
April 7, 2000

                                      F2-2

                          HALIS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               December 31, 1999

                             ASSETS
                             ------
CURRENT ASSETS
  Cash........................................................... $     13,503
  Receivables, less allowance for possible losses of $229,800....      257,388
  Other current assets...........................................       74,158
                                                                  ------------
    TOTAL CURRENT ASSETS.........................................      345,049
                                                                  ------------
PROPERTY AND EQUIPMENT
  Computers and software.........................................      425,564
  Vehicle........................................................       36,588
  Office furniture and equipment.................................       64,617
  Leasehold improvements.........................................       29,770
                                                                  ------------
                                                                       556,539
  Less: accumulated depreciation.................................      183,289
                                                                  ------------
    PROPERTY AND EQUIPMENT, NET..................................      373,250
                                                                  ------------
OTHER ASSETS
  Deposits.......................................................       99,250
  Goodwill, net of accumulated amortization of $1,144,222........      870,191
  Other intangible, net of accumulated amortization of $69,283...       49,488
  Investment.....................................................       48,958
                                                                  ------------
    TOTAL OTHER ASSETS...........................................    1,067,887
                                                                  ------------
      TOTAL ASSETS............................................... $  1,786,186
                                                                  ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses.......................... $  1,767,853
  Deferred revenue...............................................       36,294
  Accrued payroll and payroll taxes..............................      262,598
  Note payable to a bank.........................................      318,891
  Note payable--related party....................................       15,000
  Obligations under capital leases--current portion..............       60,211
                                                                  ------------
    TOTAL CURRENT LIABILITIES....................................    2,460,847
                                                                  ------------
LONG-TERM DEBT
  Obligations under capital leases, net of current portion.......      208,560
                                                                  ------------
STOCKHOLDERS' DEFICIT
  Preferred stock, $.10 par value; 5,000,000 shares authorized;
   none issued...................................................          --
  Common stock, $.01 par value; 100,000,000 shares authorized;
   52,710,130 issued and outstanding.............................      527,101
  Common stock to be issued, 781,250 shares......................       40,000
  Additional paid-in capital.....................................   36,687,723
  Accumulated other comprehensive loss, unrealized loss on
   investment....................................................      (76,042)
  Accumulated deficit............................................  (38,062,003)
                                                                  ------------
    TOTAL STOCKHOLDERS' DEFICIT..................................     (883,221)
                                                                  ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ............... $  1,786,186
                                                                  ============

  (The accompanying notes are an integral part of these consolidated financial statements)

                                      F2-3

                          HALIS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1999 and 1998

                                                         1999         1998
                                                      -----------  -----------
REVENUES............................................. $ 5,082,493  $ 7,630,370
                                                      -----------  -----------
COST AND EXPENSES
  Cost of goods sold.................................     848,173    2,335,237
  Selling, general and administrative................   4,056,539    7,343,382
  Depreciation and amortization......................     620,137      911,371
  Research and development...........................     287,254      725,994
  Write down of intangibles..........................      63,996      224,312
                                                      -----------  -----------
    TOTAL COST AND EXPENSES..........................   5,876,099   11,540,296
                                                      -----------  -----------
OPERATING LOSS.......................................    (793,606)  (3,909,926)
                                                      -----------  -----------
OTHER INCOME (EXPENSE)
  Provision for losses on note receivable--related
   party.............................................    (623,377)         --
  Gain on sale of subsidiaries.......................         --       926,017
  Loss on asset disposal.............................         --      (174,603)
  Interest expense...................................     (63,119)     (60,341)
  Interest income....................................      27,131       25,643
  Other income.......................................       8,144       44,411
                                                      -----------  -----------
    TOTAL OTHER INCOME (EXPENSE).....................    (651,221)     761,127
                                                      -----------  -----------
NET LOSS............................................. $(1,444,827) $(3,148,799)
                                                      ===========  ===========
BASIC AND DILUTED LOSS PER COMMON SHARE.............. $      (.03) $      (.06)
                                                      ===========  ===========
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING.........................................  51,266,751   50,804,461
                                                      ===========  ===========


  (The accompanying notes are an integral part of these consolidated financial statements)

                                      F2-4

                          HALIS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998

                                                         1999         1998
                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss............................................ $(1,444,827) $(3,148,799)
                                                      -----------  -----------
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and amortization:
   Property and equipment............................     115,772      150,009
   Goodwill..........................................     402,883      634,679
   Other.............................................     101,482      126,683
  Loss on disposal of property and equipment.........         --       174,603
  Gain on sale of subsidiaries.......................         --      (926,019)
  Write down of intangibles..........................      63,996      224,312
  Interest accrued on note receivable--related
   party.............................................     (27,085)     (21,461)
  Provision for losses on accounts receivable........      11,003      186,951
  Provision for losses on note receivable............     623,377          --
  Issuance of common stock for services..............      15,400          --
  Changes in operating assets and liabilities, net of
   assets and liabilities sold:
   Decrease (increase) in accounts receivable........      94,540     (369,981)
   Increase in other current assets..................      (3,287)      (9,469)
   Decrease (increase) in deposits...................      70,137      (63,908)
   Decrease in accounts payable and accrued
    expenses.........................................     (74,370)    (215,440)
   Increase (decrease) in accrued payroll and payroll
    taxes............................................      (1,736)     201,700
   Increase (decrease) in deferred revenues..........    (120,752)     275,965
                                                      -----------  -----------
    Total adjustments................................   1,271,360      368,624
                                                      -----------  -----------
      Net cash used by operating activities..........    (173,467)  (2,780,175)
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment.................     (76,162)     (48,574)
 Proceeds from sale of subsidiaries..................         --       400,000
                                                      -----------  -----------
      Net cash provided (used) by investing
       activities....................................     (76,162)     351,426
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net of
  transaction costs.................................. $   250,000  $ 1,585,199
 Proceeds from 6% convertible promissory notes.......         --       100,000
 Proceeds from 4% convertible promissory notes.......         --       100,000
 Payments on convertible promissory notes............         --      (215,000)
 Payments on obligations under capital leases........     (42,216)     (98,954)
 Payments on note payable to a bank..................     (56,635)     (97,822)
 Net proceeds (payments) on notes payable--related
  parties............................................      59,500      (53,000)
                                                      -----------  -----------
      Net cash provided by financing activities......     210,649    1,320,423
                                                      -----------  -----------
NET DECREASE IN CASH.................................     (38,980)  (1,108,326)
CASH, BEGINNING OF YEAR..............................      52,483    1,160,809
                                                      -----------  -----------
CASH, END OF YEAR.................................... $    13,503  $    52,483
                                                      ===========  ===========

(The accompanying notes are an integral part of these consolidated financial statements)

                                      F2-5

                          HALIS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 1999 and 1998

                                                                             Accumulated                    Total
                              Common Stock                     Additional       Other                   Stockholders'
                          ----------------------  Common Stock   Paid-In    Comprehensive Accumulated       Equity
                            Shares      Amount    to be Issued   Capital        Loss        Deficit       (Deficit)
                          -----------  ---------  ------------ -----------  ------------- ------------  -------------
Balances, December 31,
 1997...................   44,239,675  $ 442,397    $   --     $35,743,205    $    --     $(33,468,377)  $ 2,717,225
Comprehensive Loss:
 Net loss...............          --         --         --             --          --       (3,148,799)   (3,148,799)
 Change in unrealized
  loss on investment....          --         --         --             --      (88,542)            --        (88,542)
                                                                                                         -----------
Total Comprehensive
 Loss...................                                                                                  (3,237,341)
Shares received and
 canceled as proceeds of
 sale of subsidiary.....  (11,548,325)  (115,483)       --      (1,501,282)        --              --     (1,616,765)
Issuance of common
 stock..................   11,952,225    119,521        --       1,465,678         --              --      1,585,199
Common stock issued for
 conversion of
 convertible debt to
 equity.................    1,616,188     16,162        --         358,838         --              --        375,000
                          -----------  ---------    -------    -----------    --------    ------------   -----------
Balances, December 31,
 1998...................   46,259,763    462,597        --      36,066,439     (88,542)    (36,617,176)     (176,682)
Comprehensive Loss:
 Net loss...............          --         --         --             --                   (1,444,827)   (1,444,827)
 Change in unrealized
  loss on investment....          --         --         --             --       12,500             --         12,500
                                                                                                         -----------
Total Comprehensive
 Loss...................                                                                                  (1,432,327)
Issuance of common
 stock..................    2,066,667     20,667        --         189,333         --              --        210,000
Common stock issued to
 consultants............    1,059,055     10,591        --          97,457         --              --        108,048
Common stock issued for
 conversion of
 convertible debt to
 equity.................    1,824,645     18,246        --         139,494         --              --        157,740
Common stock issued to
 an employee in lieu of
 accrued compensation...    1,500,000     15,000        --         195,000         --              --        210,000
Common stock to be
 issued.................          --         --      40,000            --          --              --         40,000
                          -----------  ---------    -------    -----------    --------    ------------   -----------
Balances, December 31,
 1999...................   52,710,130  $ 527,101    $40,000    $36,687,723    $(76,042)   $(38,062,003)  $  (883,221)
                          ===========  =========    =======    ===========    ========    ============   ===========


  (The accompanying notes are an integral part of these consolidated financial statements)

                                      F2-6

                          HALIS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

 Claims Processing,              Monthly as services are performed. Fees are
                                 computed based on a percent of premium or a
                                 fee per participant.

 Consulting Services             When services are performed.

 Installation                    When installation is complete.

 Training and Education          Upon completion of training or education
                                 session.

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

 Cash--Agency Accounts

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


                                      F2-7

                          HALIS, INC. AND SUBSIDIARIES

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


                                      F2-8

                          HALIS, INC. AND SUBSIDIARIES

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

NOTE B--REALIZATION OF ASSETS AND SATISFACTION OF LIABILITIES

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

   Management's plans in this regard include merging with HealthWatch, Inc. ("HealthWatch"), a related company which owns approximately 20% of HALIS (see
Note I). The Company expects the merger to improve its liquidity by having access to HealthWatch's cash reserves and increasing the Company's ability to raise additional growth capital. In addition, the Company is upgrading its HES software product to an Internet version. This upgrade will restructure the software into several healthcare software products under a common architecture, which the Company believes will improve market acceptance. The Company also plans to expand its business model to include e-commerce services that will supplement its software sales and value-added business services. The e-commerce business will focus on technology-based transactions that are paid for on a

                                      F2-9

                          HALIS, INC. AND SUBSIDIARIES
monthly or per-transaction basis. This revenue model is expected to generate recurring, more predictable revenues that can be leveraged to work towards a positive cash flow. Additionally, the Company will continue its efforts to raise the additional capital required to fund planned 2000 activities.

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

NOTE C--NOTE PAYABLE

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

NOTE D--RELATED PARTY NOTES

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

NOTE E--COMMITMENTS AND CONTINGENCIES

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

   2000.............................................................. $  541,567
   2001..............................................................    567,883
   2002..............................................................    575,768
   2003..............................................................    457,216
                                                                      ----------
                                                                      $2,142,434
                                                                      ==========


                                     F2-10

                          HALIS, INC. AND SUBSIDIARIES

   Beginning January 2000, the Company will sublease one of its office facilities under a four year operating lease expiring December 2003. Minimum future sub-rental income anticipated under this agreement is as follows:

   2000................................................................ $193,392
   2001................................................................  222,372
   2002................................................................  226,630
   2003................................................................  231,104
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

   Future payments under these leases are as follows:

   2000............................................................... $ 84,432
   2001...............................................................   82,635
   2002...............................................................   78,775
   2003...............................................................   71,572
   2004...............................................................   10,341
                                                                       --------
   Total minimum lease payments.......................................  327,755
   Amount representing interest.......................................  (58,984)
                                                                       --------
   Present value of minimum lease payments............................ $268,771
                                                                       ========

 Employment Agreements

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


                                     F2-11

                          HALIS, INC. AND SUBSIDIARIES

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


                                     F2-12

                          HALIS, INC. AND SUBSIDIARIES

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

NOTE F--INCOME TAXES

   Significant components of the Company's deferred income tax assets as of December 31, 1999 are as follows:

   Deferred tax assets:
     Net operating loss carry-forwards............................. $ 6,297,108
     Other, net....................................................     580,886
                                                                    -----------
   Net deferred tax asset..........................................   6,887,994
   Valuation allowance.............................................  (6,887,994)
                                                                    -----------
   Net deferred tax asset reported................................. $       --
                                                                    ===========

   The valuation allowance at December 31, 1998 amounted to $6,405,312.

   The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                 1999    1998
                                                                 -----   -----
   Federal income tax rate...................................... (34.0)% (34.0)%
   Effect of valuation allowance on deferred tax assets.........  34.0    34.0
   State income tax, net of Federal benefit.....................   0.0     0.0
                                                                 -----   -----
   Effective income tax rate....................................   0.0%    0.0%
                                                                 =====   =====


                                     F2-13

                          HALIS, INC. AND SUBSIDIARIES

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

   Net operating loss carry-forwards expiring in the next five years are approximately as follows:

   2000.............................................................. $  112,000
   2001..............................................................    246,000
   2002..............................................................  1,225,000
   2003..............................................................  1,571,000
   2004..............................................................    782,000

NOTE G--STOCK OPTION PLANS

   During 1996, the Company adopted the 1996 Stock Option Plan which provided for the issuance of both qualified and non-qualified stock options to employees and non-employee directors pursuant to Section 422 of the Internal Revenue Code. The number of shares reserved for the plan was 3,000,000. On December 5, 1997 the shareholders of the Company approved an amendment to increase the number of shares available for grant from 3,000,000 shares to 8,000,000 shares. Additional non-qualified options may be granted outside of the plan upon approval of the Board of Directors.

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

   The Company's previous incentive stock option plan, the 1986 Incentive Stock Option Plan, expired on January 29, 1996. The 1988 Non-qualified Stock Option Plan was terminated by the Company on April 24, 1996. Activity related to these plans is as follows:

                           1986 &    Weighted             Weighted Outside of  Weighted
                         1988 Plans: Average  1996 Plan:  Average    Plans:    Average
                          Number of  Exercise Number of   Exercise Number of   Exercise
                           Options    Price    Options     Price    Options     Price
                         ----------- -------- ----------  -------- ----------  --------
Outstanding at December
 31, 1997...............   71,940     $ 0.28   2,967,742   $1.67    7,872,000   $1.75
  Granted...............      --         --      990,350   $0.13    3,995,290   $0.13
  Expired...............      --         --          --      --           --      --
  Terminated............      --         --   (2,206,842)  $1.23   (2,222,200)  $0.38
  Exercised.............      --         --          --      --    (1,000,000)  $0.13
                           ------             ----------           ----------
Outstanding at December
 31, 1998...............   71,940     $ 0.28   1,751,250   $0.25    8,645,090   $0.20
  Granted...............      --         --          --      --     2,378,700   $0.08
  Expired...............     (220)    $11.88         --      --           --      --
  Terminated............      --         --     (385,250)  $0.13     (717,000)  $0.13
  Exercised.............      --         --          --      --           --      --
                           ------             ----------           ----------
Outstanding at December
 31, 1999...............   71,720     $ 0.24   1,366,000   $0.20   10,306,790   $0.16
Options exercisable at
 December 31, 1999......   71,720     $ 0.24     775,475   $0.25   10,202,290   $0.16
                           ======             ==========           ==========


                                     F2-14

                          HALIS, INC. AND SUBSIDIARIES

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

                                                             1999       1998
                                                           ---------  ---------
   Risk-free interest rate................................ 4.55-5.67% 4.31-4.72%
   Dividend yield.........................................       0.0%       0.0%
   Expected volatility....................................    147.60%    125.33%
   Weighted average expected life.........................   4 years    4 years
   Forfeiture rate........................................       5.0%       5.0%

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and loss per share if compensation expense had been recognized for the options issued would have been as follows:

                                                         1999         1998
                                                      -----------  -----------
   Net loss--as reported............................. $(1,444,827) $(3,148,799)
   Net loss--pro forma............................... $(1,472,727) $(3,935,589)
   Reported loss per share--basic & diluted.......... $     (0.03) $     (0.06)
   Pro forma loss per share--basic & diluted......... $     (0.03) $     (0.08)
   Weighted average fair value of options granted
    during the year.................................. $      0.01  $      0.13


                                     F2-15

                          HALIS, INC. AND SUBSIDIARIES

NOTE H--STOCK WARRANTS

   The Company has issued stock warrants in conjunction with the issuance of common stock. Activity related to stock warrants was as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                             Warrants    Price
                                                             ---------  --------
   Outstanding at December 31, 1997......................... 1,301,760   $1.73
     Granted................................................       --    $ --
     Exercised..............................................       --    $ --
     Expired................................................   (25,000)  $1.35
                                                             ---------
   Outstanding at December 31,1998.......................... 1,276,760   $1.73
     Granted................................................ 1,161,822   $0.29
     Exercised..............................................       --    $ --
     Expired................................................       --    $ --
                                                             ---------
   Outstanding at December 31, 1999......................... 2,438,582   $1.05
                                                             =========

   At December 31, 1999 the Company had warrants outstanding as follows:

      Common Shares        Exercise Price
      Under Warrant          Per Share                Range of Expiration Dates
      -------------        --------------             -------------------------
          437,500              $ .05                        December 2004
          535,000              $ .11                          June 2004
          237,982              $1.35                September 2002 - December 2002
        1,228,100              $1.75                November 2001 - September 2002
        ---------
        2,438,582
        =========

NOTE I--RELATED PARTY TRANSACTIONS

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

   In addition, during 1998, and before the purchase of PHE by HealthWatch, $160,000 was incurred and payable to MERAD Corporation for specific enhancements and maintenance to software owned by the Company's Physician's Resource Network subsidiary.


                                     F2-16

                          HALIS, INC. AND SUBSIDIARIES

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

   At December 31, 1999, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors:

      Common Shares           Exercise Price
      Under Option              Per Share                    Range of Expiration Dates
      -------------           --------------                 -------------------------
          740,000                  $.05                            December 2009
        5,666,500                  $.13                      June 2006 - December 2009
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

   During 1999 and 1998, the Company and HealthWatch operated under a Business Collaboration Agreement which allowed HealthWatch to act as a reseller of the Company's software product and provided for the sharing of certain operating expenses. The Company received from HealthWatch approximately $105,000 and $125,000 in 1999 and 1998, respectively, under this agreement.

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


                                     F2-17

                          HALIS, INC. AND SUBSIDIARIES

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

NOTE J--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Details of non-cash transactions are as follows:

                                                               1999      1998
                                                             -------- ----------
   Capital lease obligations incurred for the acquisition
    of property and equipment..............................  $266,943 $   44,650
                                                             ======== ==========
   Debt consolidated into a single note payable to a bank:
     Line of credit........................................  $    --  $   92,334
     Note payable..........................................       --     368,341
                                                             -------- ----------
                                                             $    --  $  460,675
                                                             ======== ==========
   Debt converted to equity:
     6% convertible promissory note, related party.........  $157,741 $      --
     Accounts payable, consultants.........................    92,648        --
     Accrued employee compensation.........................   210,000        --
     4% convertible promissory notes.......................       --     300,000
     10% convertible promissory notes......................               75,000
                                                             -------- ----------
                                                             $460,389 $  375,000
                                                             ======== ==========
   12,048,305 shares of the Company's common stock recorded
    as consideration for sale of subsidiary................  $        $1,686,763
                                                             ======== ==========
   Capitalized license fees recorded by increasing accounts
    payable................................................  $118,771 $
                                                             ======== ==========
   Cash paid for interest..................................  $ 61,050 $   63,191
                                                             ======== ==========

NOTE K--DISPOSITIONS

 Sale of Physician's Resource Network in Fiscal 1998

   On June 30, 1998, the Company sold to American Enterprise Solutions, Inc. ("AES") all of the stock of Physician's Resource Network, Inc. ("PRN"), a wholly-owned subsidiary of the Company, that the Company

                                     F2-18

                          HALIS, INC. AND SUBSIDIARIES
had acquired in July 1997. Located in Tampa, Florida, PRN delivers practice management services to healthcare providers. The sale of AES was effected pursuant to an Agreement and Plan of Merger dated June 25, 1998 (but effective as of June 30, 1998) among the Company, AES, PRN Acquisition Co., and PRN (the "Merger Agreement"). Under the terms of the Merger Agreement, the Company received AES' promise to deliver within 90 days of the closing date, all of the shares of HALIS common stock owned by AES of record and beneficially as of the closing date, including without limitation shares that AES has the right to acquire as of the closing date, which number of shares shall not be less than 9,984,000 shares of the Company's common stock. The Merger Agreement provided that if AES delivers more than 11,000,000 shares of Company common stock, then the Company must also transfer to AES the right to receive contingent installment payments (the "Installment Payments") under that certain Asset Purchase Agreement dated December 31, 1997, between Communications Wiring and Accessories, Inc. and HALIS Services, Inc., a subsidiary of the Company. Additionally, pursuant to the Merger Agreement the Company retained certain liabilities in the aggregate amount of $478,797 related to the business of PRN.

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

 Sale of the Homa Practice in Fiscal 1998

   On September 30, 1998, the Company's wholly-owned subsidiary, PhySource, Ltd. ("PhySource"), sold to Physician's Enterprise System, LLC ("PES") all of the medical and non-medical assets of its Dr. Homa medical practice that the Company had acquired in 1997 (the "Homa Practice"). The Homa Practice had provided medical services to patients in the Arlington Heights, Illinois vicinity. The sale was effected through an Agreement for Purchase and Sale of Assets entered into between PES, the Company and PhySource, and was effective as of October 1, 1998 (the "Asset Agreement"). Under the terms of the Asset Agreement, PhySource received $400,000 at closing and the right to receive 50% of collections on the receivables assigned to PES in excess of $400,000, less a collection fee of 20% (the "Contingent Payment"), and had certain specific liabilities assumed by the purchaser. The Contingent Payment was to be calculated and paid to the Company on November 1, 1999. As of December 31, 1999 and the report date, the calculation of the Contingent Payment had not been made by PES and therefore, no amounts have been paid or accrued in the Company's 1999 financials related to this Contingent Payment. The results from operations for the Homa Practice were included in the Company's results from operations for the nine-month period ended September 30, 1998.

NOTE L--INFORMATION CONCERNING BUSINESS SEGMENTS

   The Company's five reportable segments are strategic business units that offer different products and services to customers located throughout the United States. These segments are American Benefit

                                     F2-19

                          HALIS, INC. AND SUBSIDIARIES

Administrative Services ("ABAS"), Physician's Resource Network ("PRN"), Healthcare Enterprise System ("HES"), Halis Consulting Services ("HCS"), and Homa. ABAS provides third party administrative services for healthcare plans of varying size companies. PRN provides practice management services to healthcare providers. HES engages in the licensing of its healthcare software to various segments of the medical industry. HCS performs software consulting services and support to companies in varying industries. Homa provides general medical practitioner services to customers located primarily in the Arlington Heights, Illinois vicinity. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

  Segment information for 1999 and 1998 is as follows:

                                                                                  Corporate
                                                                                 Unallocated
                            ABAS        PRN        HES        HCS        Homa     Expenses      Totals
                         ----------  ----------  --------  ----------  --------  -----------  -----------
1999
Revenues from external
 customers.............. $3,371,496  $      --   $798,077  $  912,920  $    --   $       --   $ 5,082,493
Segment income (loss)...   (934,117)        --    415,615     189,809       --    (1,116,134)  (1,444,827)
Interest income
 (expense), net.........     (1,867)        --        --          --        --       (34,121)     (35,988)
Total assets............  1,402,261         --     45,787      67,101       --       271,037    1,786,186
Capital expenditures....    335,450         --        --          --        --         7,655      343,105
Depreciation and
 amortization...........    497,939         --        936       1,780       --       119,482      620,137
Provision for losses on
 note receivable--
 related party..........   (623,377)        --        --          --        --           --      (623,377)

1998
Revenues from external
 customers..............  2,726,259   1,360,950   439,835   2,309,952   793,374          --     7,630,370
Segment income (loss)...   (144,737)    163,367   (49,305)    (66,344)  156,448   (3,208,228)  (3,148,799)
Interest income
 (expense), net.........     22,151     (25,938)      --          --     (1,221)     (29,690)     (34,698)
Total assets............  2,052,313         --     87,398     244,105       --       419,848    2,803,664
Capital expenditures....     51,286         --      4,708         --        --        37,230       93,224
Depreciation and
 amortization...........    433,022     244,608       702      83,938     3,498      145,603      911,371
Gain on sale of
 subsidiaries...........        --      907,695       --          --     18,322          --       926,017

NOTE M--FOURTH QUARTER ADJUSTMENTS

   Significant adjustments made in the fourth quarter of 1999 are as follows:

   Record provision for losses on note receivable--related party...... $623,377
   Decrease in deferred revenue on software sales/maintenance contracts......................................................... $240,132
   Additional accrual of accounts payable relating to legal fees...... $100,000

                                     F2-20

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

                                      F3-8

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of April 2001.

                                        HEALTHWATCH, INC.

                                        /s/   Paul Harrison
                                        ----------------------------------------
                                        By: Paul W. Harrison
                                        Chairman, President and Chief Executive
                                        Officer


     Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature                        Capacity                 Date

/s/ Paul W. Harrison    Chairman, President and      April 26, 2001
Paul W. Harrison        Chief Executive Officer

/s/ David M. Engert     Chief Operating Officer and  April 26, 2001
David M. Engert         Director

/s/ Tom Ridenour        Chief Financial Officer      April 26, 2001
Tom Ridenour

/s/ Robert Tucker       Director                     April 26, 2001
Robert Tucker

/s/ John R. Prufeta     Director                     April 26, 2001
John R. Prufeta