Form 10QSB
period 2001-03-31
HEALTHWATCH INC
filed 2001-05-15
CIK 725627

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended             Commission File Number
--------------------------------------------------------------------
          March 31, 2001                             0-11476

                               HEALTHWATCH, INC.
                -----------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              Minnesota                                         84-0916792
   -------------------------------                          -------------------
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

                         Yes   X              No ______
                               --------

       Number of registrant's common shares outstanding at March 31, 2001
                                   2,142,751
                                  -----------

           Transitional Small Business Disclosure Format (check one)
                                Yes ___   No  X
                                             ---

                               HEALTHWATCH, INC.
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2001
                                  (UNAUDITED)


     PART I.
     FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                 ASSETS
Current assets:
     Cash                                                                        $     51,798
     Accounts receivable, net of allowance of $17,951                                  57,305
     Marketable securities                                                            823,370
     Inventory                                                                         30,209
     Other current assets                                                             399,462
                                                                                 ------------
            Total current assets                                                    1,362,144
                                                                                 ------------

     Investment in Halis, Inc.                                                      1,570,047
     Due from Halis, Inc.                                                             555,249
     Property and equipment, net of accumulated
            depreciation of $317,911                                                  128,748
     Intangible assets, net of accumulated amortization
            of $537,122                                                               944,127
     Other assets                                                                      43,767
                                                                                 ------------
            Total other assets                                                      3,241,938
                                                                                 ------------
            Total assets                                                         $  4,604,082
                                                                                 ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                       $    601,311
     Debentures payable                                                                25,000
                                                                                 ------------
            Total liabilities (all current)                                           626,311
                                                                                 ------------

Shareholders' equity:
     Cumulative preferred stock; 1,000,000 shares authorized;
            par value $.05 per share:
                   Series A,  5,000 shares issued and outstanding                         250
                   Series P,  66,886 shares issued and outstanding                      3,344
                   Series C,  4,000 shares issued and outstanding                         200
                   Series D,  74,130 shares issued and outstanding                      3,707
     Common stock, $.05 par value;  10,000,000 shares
            authorized, 2,142,751 issued and outstanding                              107,137
      Additional paid-in capital                                                   37,071,790
      Accumulated deficit                                                         (33,220,072)
      Accumulated other comprehensive income, net unrealized
            investment gains                                                           11,415
                                                                                 ------------
            Total shareholders' equity                                              3,977,771
                                                                                 ------------
            Total liabilities and shareholders' equity                           $  4,604,082
                                                                                 ============

       (The accompanying notes are an integral part of these statements)

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)



                                                                          Three Months Ended March 31,
                                                                            2001                  2000
                                                                      -----------------------------------

Sales                                                                 $      86,850           $   157,451
Cost of sales                                                                11,795                26,279
                                                                      -----------------------------------
       Gross profit                                                          75,055               131,172
                                                                      -----------------------------------

Operating costs and expenses
       Selling, general and administrative                                  913,983               440,029
       Depreciation and amortization                                         77,811               110,785
       Research and development                                              52,881                27,077
                                                                      -----------------------------------
            Total operating costs and expenses                            1,044,675               577,891
                                                                      -----------------------------------

Operating loss                                                             (969,620)             (446,719)
                                                                      -----------------------------------

Other income (expense)
       Loss from investment in Halis, Inc.                                  (75,654)             (227,417)
       Realized loss on sale of marketable securities                        (4,446)                   --
       Interest income                                                       11,909                    --
       Interest expense                                                      (9,120)             (426,401)
                                                                      -----------------------------------
            Total other income (expense)                                    (77,311)             (653,818)
                                                                      -----------------------------------
Net loss                                                              $  (1,046,931)          $(1,100,537)
                                                                      ===================================

Basic and diluted net loss per common share:
       Net loss                                                       $  (1,046,931)          $(1,100,537)
       Less preferred stock dividends (undeclared)                          223,521                86,360
       Less amortization of beneficial conversion
           option on Series D and Series P
           preferred stock                                                1,429,839               250,296
                                                                      -----------------------------------
       Net loss available to common shareholders                      $  (2,700,291)          $(1,437,193)
                                                                      ===================================

Net loss per common share, basic and diluted:
       Net loss                                                       $       (1.26)          $     (0.74)
                                                                      ===================================

Weighted average number of common
           shares outstanding                                             2,142,751             1,951,467
                                                                      ===================================


       (The accompanying notes are an integral part of these statements)

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                       Nine Months Ended March 31,
                                                                          2001                  2000
                                                             --------------------------------------------
Sales                                                                   $   270,472           $   479,916
Cost of sales                                                                49,683               146,741
                                                             --------------------------------------------
       Gross profit                                                         220,789               333,175
                                                             --------------------------------------------

Operating costs and expenses
       Selling, general and administrative                                2,787,662             1,233,321
       Depreciation and amortization                                        205,722               331,645
       Research and development                                             150,915                93,881
                                                             --------------------------------------------
               Total operating costs and expenses                         3,144,299             1,658,847
                                                             --------------------------------------------

Operating loss                                                           (2,923,510)           (1,325,672)
                                                             --------------------------------------------

Other income (expense)
       Loss from investment in Halis, Inc.                                 (203,364)             (458,220)
       Realized loss on sale of marketable securities                        (8,306)                   --
       Interest income                                                      107,858                    --
       Interest expense                                                     (19,135)             (444,006)
                                                             --------------------------------------------
            Total other income (expense)                                   (122,947)             (902,226)
                                                             --------------------------------------------

Loss before income taxes and extraordinary item                          (3,046,457)           (2,227,898)
Income tax benefit                                                               --                66,000
                                                             --------------------------------------------

Loss before extraordinary item                                           (3,046,457)           (2,161,898)
Extraordinary item - gain on extinguishment of
       debt, net of income tax of $66,000                                        --                99,405
                                                             --------------------------------------------

Net loss                                                                $(3,046,457)          $(2,062,493)
                                                             ============================================

Basic and diluted net loss per common share:
       Loss before extraordinary item                                   $(3,046,457)          $(2,161,898)
       Less preferred stock dividends (undeclared)                          670,563               220,882
       Less amortization of beneficial conversion
           option on Series D and Series P
           preferred stock                                                4,421,529               406,810
                                                             --------------------------------------------

       Loss available to common shareholders                             (8,138,549)           (2,789,590)
       Extraordinary item                                                        --                99,405
                                                             --------------------------------------------
       Net loss available to common shareholders                        $(8,138,549)          $(2,690,185)
                                                             ============================================


Net loss per common share, basic and diluted:
       Loss before extraordinary item                                        $(3.80)               $(2.08)
       Extraordinary item                                                        --                   .07
                                                             --------------------------------------------
       Net loss                                                              $(3.80)               $(2.01)
                                                             ============================================


Weighted average number of common
       shares outstanding                                                 2,142,751             1,339,112
                                                             ============================================

       (The accompanying notes are an integral part of these statements)

                               HEALTHWATCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                                                         2001                   2000
                                                                      ----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $(3,046,457)           $(2,062,493)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                                205,722                331,645
         Loss from Investment in Halis, Inc.                                          203,364                458,220
         Provision for bad debts                                                           --                 (6,465)
         Common stock issued for services                                                  --                217,874
         Interest expense from issuance of warrants in
            connection with short-term financing                                           --                419,551
        Loss on sale of marketable securities                                           8,306                     --
        Gain on extinguishment of debt                                                     --               (165,405)
     Decrease (increase) in assets:
        Accounts receivable                                                           (22,766)                59,197
        Inventory                                                                       5,268                 21,252
        Other current assets                                                         (133,169)               (27,120)
        Other assets                                                                   (5,207)                 3,401
     Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                                          94,268                 32,828
        Deferred revenue                                                               (8,490)                (5,115)
                                                                     -----------------------------------------------
             Net cash used in operating activities                                 (2,699,161)              (722,630)
                                                                     -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                              (128,039)                    --
     Proceeds from sale of marketable securities                                    3,228,639                     --
     Purchase of intangible assets, capitalized Merad
         Technology costs                                                            (248,732)                    --
     Net increase in due from Halis, Inc.                                            (117,173)              (246,092)
                                                                     -----------------------------------------------
             Net cash provided by (used in) investing activities                    2,734,695               (246,092)
                                                                     -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of line of credit                                                           --                500,000
     Net proceeds from issuance of common stock                                            --                 50,000
     Net proceeds from issuance of preferred stock                                         --              5,178,200
     Net proceeds from exercise of warrants                                                --                 26,178
                                                                     -----------------------------------------------
            Net cash provided by financing activities                                      --              5,754,378
                                                                     -----------------------------------------------

     Net increase in cash                                                              35,534              4,785,656
     Cash - beginning of period                                                        16,264                 21,746
                                                                     -----------------------------------------------

     Cash - end of period                                                         $    51,798            $ 4,807,402
                                                                     ===============================================

            (The accompanying notes are legal of these statements0

                               HEALTHWATCH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                  (UNAUDITED)

PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 2001, and its results of operations and cash flows for the nine months then ended have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. This report should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-KSB/A for the year ended June 30, 2000.

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

As part of the Company's business plan, management is in the process of identifying strategic business partners and acquisition candidates in the systems integration and support area that will enhance the Company's ability to develop its information management business. The first such candidate is Halis. On June 29, 2000, the Company and Halis executed a definitive merger agreement pursuant to which Halis will merge with and into a wholly owned subsidiary of the Company. Management anticipates that the merger will close in the fourth quarter of fiscal 2001. The merger with Halis is especially attractive to the Company because of the HES System and the long term operating relationship and common management between the two companies (Paul W. Harrison is President, Chief Executive Officer and Chairman of the Board of both companies). HealthWatch and Halis have operated under a Business Collaboration Agreement (the "Collaboration Agreement") since October 1997. The Collaboration Agreement provides, among other things, for revenue sharing from sales of each company's products based on a 60/40 split (i.e., the selling company would receive 60% of the sales price received and the company that owns the technology would receive 40% of the sales price received). Furthermore, HealthWatch is obligated to pay Halis a collaboration fee of $50,000 per month, which is applied as a credit against any revenue sharing amount that is due to Halis. Halis is obligated to provide support to HealthWatch for the Halis software products, provide reasonable product enhancement as part of product release updates and cooperate with HealthWatch in regard to product enhancement requests. HealthWatch may terminate the $50,000 monthly collaboration fee payable to Halis on or after October 1, 2001, under certain terms and conditions. The Collaboration Agreement terminates on September 20, 2005 and provides for automatic one-year extensions unless terminated with a ninety-day notice by either party. HealthWatch and Halis also share office space in Atlanta, Georgia and administrative support under a cost sharing arrangement.

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

DEBENTURES PAYABLE

As of March 31, 2001, the Company had outstanding debentures with principal totaling $25,000. The debentures accrue interest at an annual rate of 10%, payable quarterly. The debentures matured on March 1, 1998, and are currently in default as to the payment of principal and past due interest. The debentures, including unpaid accrued interest, could be converted, at the option of the holder, into shares of the Company's common stock. As of March 31, 2001, $14,293 in accrued but unpaid interest was outstanding on the debentures. The Company is attempting to reach an agreement with the remaining debenture holder in an effort to resolve the amounts outstanding or otherwise bring the debentures out of their default status.

INVESTMENT IN HALIS COMMON STOCK

As of March 31, 2001, the Company held 15,763,655 shares of the common stock of Halis, representing approximately 25.8% of the total outstanding shares. The Company holds the Halis shares for long-term investment purposes rather than for trading purposes. Thus, as required by generally accepted accounting principles, the Company accounts for its investment in Halis under the equity method of accounting, thereby reflecting its portion of Halis' earnings or losses in the Company's statement of operations with a corollary adjustment to its investment account. The Company's share of Halis' net loss for the three and nine months ended March 31, 2001 was $29,521 and $64,965, respectively.

At March 31, 2001, the carrying value of the Company's investment in Halis exceeded the aggregate value, based on the quoted market price, by $1,078,221. In management's opinion, the decline is temporary in nature, and therefore, no adjustment was made to reduce the carrying value of the Halis investment. Additionally, the carrying value of the Halis investment under the equity method exceeded the equity in the underlying assets of Halis at the date of conversion to the equity method by $1,845,329. This excess is being amortized on the straight-line method over 10 years, or $184,533 per year.

RESTATEMENTS

The March 31, 2000 financial statements have been restated to reflect an adjustment for interest expense of $419,551 from the issuance of warrants in connection with short-term financing. The effect of the adjustment increased additional paid-in capital and increased accumulated deficit by $419,551 at March 31, 2000.

The March 31, 2000 financial statements have been restated to reflect the beneficial conversion feature related to the Series P and Series D preferred stock. The effect of the adjustment increased additional paid-in capital and increased accumulated deficit by $406,810 at March 31, 2000. The effect of the adjustments increased the loss available to common shareholders by $406,811 for the nine months ended March 31, 2000 and increased the loss per common share by $.30 for the nine months ended March 31, 2000.

The March 31, 2000 financial statements have been restated to reflect the effect of a change in the amortization life of the Company's intangible asset identified as the Merad Technology from ten years to five years. The effect of the adjustment decreased intangible assets by $258,644 at March 31, 2000, increased the loss before extraordinary item and the loss available to common shareholders by $75,761 for the nine months ended March 31, 2000 and increased the loss per common share before extraordinary item and the net loss per common share by $.06 for the nine months ended March 31, 2000.

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

The Company has incurred significant operating losses during the past several years and at March 31, 2001 had an accumulated deficit of $33,220,072.

Total assets at March 31, 2001 were $4,604,082, a decrease of $2,835,864 from June 30, 2000. This decrease is primarily the result of (a) a decrease in marketable securities of $3,112,130 to fund current operating expenses and to payoff certain accrued liabilities and (b) a decrease in investment in Halis, Inc. of $203,364, offset by (i) an increase in cash of $35,534, (ii) an increase of $133,169 in other current assets, (iii) an increase in advances to Halis of $117,173, (iv) a net increase in property and equipment of $113,694 and (v) an increase in intangible and other assets of $57,355.

Current liabilities increased by $85,777 from $540,534 at June 30, 2000 to $626,311 at March 31, 2001. This increase is the result of an increase in accrued expenses of $94,267, offset by a decrease in deferred revenue of $8,490.

Shareholders' equity decreased $2,921,641 from $6,899,412 at June 30, 2000 to $3,977,771 at March 31, 2001. This decrease is attributable to a net loss for the nine months of $3,046,457 with an offsetting decrease in unrealized loss on investment of $124,815.

RESULTS OF OPERATIONS

(Nine months ended March 31, 2001 compared to nine months ended March 31, 2000)

Revenue. Total revenue was $270,472 for the nine months ended March 31, 2001 as compared to $479,916 for the nine months ended March 31, 2000, a decrease of $209,444 or 43.6%. This decrease was primarily the result of the Company's continued shift from a product driven supply company to a software information technology company. During the nine months ended March 31, 2001, product sales were minimal and most of the revenues generated were the result of sales of supplies, service and repair work related to the medical device business. The Company recognized income of $22,700 from Halis for the nine months ended March 31, 2001, compared to $21,665 for the same period in 2000 under its business collaboration agreement with Halis for sales of the HES System. Such amounts are included in sales.

Gross profit. Gross profit was $220,789, or 81.6% of sales, for the nine months ended March 31, 2001, as compared to $333,175, or 69.4% of sales, for the same period in 2000. The increase in gross profit percentage is due primarily to previous write-downs of slow moving inventory to lower of cost or market and a general shift from product sales to service and supplies.

Expenses. Selling, general and administrative expenses increased by $1,554,341 or 126.0% to $2,787,662 for the nine months ended March 31, 2001, as compared to $1,233,321 for the same period in 2000. The increase is due primarily to increased cost associated with implementing the Company's business plan of $786,807, SEC and Nasdaq compliance reporting of $418,486, and fees of $389,375 paid to Halis, Inc. under the Business Collaboration Agreement.

Depreciation and amortization decreased by $125,923, or 37.9%, to $205,722 for the nine months ended March 31, 2001, as compared to $331,645 for the same period in 2000. This decrease is the result of reduced amortization expense during the period due to a write down of intangible assets in the fiscal year ended June 30, 2000.

Research and development costs increased by $57,034, or 60.8%, to $150,915 for the nine months ended March 31, 2001, as compared to $93,881 for the same period in 2000. This increase is the result of the Company's increasing focus on software information technology.

Losses from investment in Halis decreased by $254,856, or 55.6%, to $203,364 for the nine months ended March 31, 2001, as compared to $458,220 for the same period in 2000. The losses represent the Company's pro-rata share of Halis' net loss, plus charges for amortization of the excess carrying value of the Halis investment over the equity in the underlying net assets of Halis during the nine months ended March 31, 2001 and 2000.

Interest income was $107,858 for the nine months ended March 31, 2001. This represents interest on the marketable securities.

Interest expense decreased by $424,871, or 95.7%, to $19,135 for the nine months ended March 31, 2001, as compared to $444,006 for the same period ended in 2000. This decrease is primarily due to interest related to the issuance of warrants in connection with short-term financing in the third quarter of 2000.

The Company has discontinued the sale of its medical products (i.e., the MVL and Pacer products) and will continue to focus on its information technology business. However, it will continue to offer supplies and technical support to its customer base relating to its medical products still in service.

(Three months ended March 31, 2001 compared to three months ended March 31,
2000)

Revenue. Total revenue was $86,850 for the three months ended March 31, 2001, as compared to $157,451 for the same period in 2000, a decrease of $70,601 or 44.8%. This decrease was primarily the result of the Company's continued shift from a product driven supply company to a software information technology company. During the three months ended March 31, 2001, revenues generated were primarily the result of sales of supplies, service and repair work related to its medical products still in service. The Company recognized income of $19,760 from Halis for the three months ended March 31, 2001, compared to $12,213 for the same period in 2000 under its business collaboration agreement with Halis for sales of the HES System. Such amounts are included in product sales.

Gross profit. Gross profit was $75,055, or 86.4% of sales, for the three months ended March 31, 2001, as compared to $131,172, or 83.3% of sales, for the same period in 2000. The increase in gross profit percentage is due primarily to previous write-downs of slow moving inventory to lower of cost or market and a general shift from product sales to service and supplies.

Expenses. Selling, general and administrative expenses increased by $473,954, or 107.7%, to $913,983 for the three months ended March 31, 2001, as compared to $440,029 for the same period in 2000. The increase is due primarily to increased cost associated with implementing the Company's business plan of $312,477, SEC and Nasdaq compliance reporting of $16,489, and fees of $200,000 paid under the Business Collaboration Agreement.

Depreciation and amortization decreased by $32,974, or 29.8%, to $77,811 for the three months ended March 31, 2001, as compared to $110,785 for the same period in 2000. This decrease is the result of reduced amortization expense during the quarter due to a write down of intangible assets in the fiscal year ended June 30, 2000.

Research and development costs increased by $25,804, or 95.3%, to $52,881 for the three months ended March 31, 2001, as compared to $27,077 for the same period in 2000. This increase is the result of the Company's increasing focus on software information technology.

Losses from investment in Halis decreased by $151,763, or 66.7%, to $75,654 for the three months ended March 31, 2001, as compared to $227,417 for the same period in 2000. The losses represent the Company's pro-rata share of Halis' net loss plus charges for amortization of the excess carrying value of the Halis investment over the equity in the underlying net assets of Halis during the three months ended March 31, 2001 and 2000.

Interest income was $11,909 for the three months ended March 31, 2001. This represents interest on the marketable securities.

Interest expense decreased by $417,281, or 97.9%, to $9,120 for the three months ended March 31, 2001 as compared to $426,401 for the same period ended in 2000. This decrease is primarily due to interest from the issuance of warrants in connection with short-term financing in the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had $51,798 of cash and $823,370 of investments in marketable securities. During the nine months ended March 31, 2001, operating activities used $2,699,161 of cash compared to $722,630 for the same period in 2000. The increase in cash used in operations for the nine months ended March 31, 2001 is primarily the result of increased costs associated with implementing the Company's business plan.

Investing activities provided $2,734,695 of cash during the nine months ended March 31, 2001. The increase is primarily attributable to the sale of marketable securities of $3,228,639, offset by an increase in investment in and advances to Halis of $117,173, the purchase of property and equipment of $128,039 and the capitalization of Merad technology development costs of $248,732.

Due to the Company's history of operating losses, it has been required to raise additional equity capital to fund its operations. The capital raised during the fiscal year ended June 30, 2000 was sufficient to allow the Company to fund current operating expenses and to payoff certain prior period accrued liabilities without raising any additional funds through financing activities during the nine months ended March 31, 2001. However, in the future the Company may be required to raise additional equity or debt capital to continue the implementation of its business plan.

PART II.
OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no securities issued during the nine months ended March 31, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 1, 1998, $580,000 principal amount of the Company's 10% secured convertible debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms and the Company obtained no further extension of the maturity date from the holders. During fiscal 1999, $100,000 in principal of the Debentures was paid to the holders thereof. In January and February 2000, the Debenture holders converted $455,000 of their Debentures and related accrued interest of $139,357 into 316,990 shares of common stock of the Company. As of March 31, 2001, only $25,000 of the Debentures remain outstanding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's shareholders during the quarter ended March 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report:
 2.1 Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated as of June 29, 2000 (1).
 2.2 Amendment to the Agreement and Plan of Merger dated as of September 29, 2000 (1).
 2.3 Letter of Intent between HealthWatch, Inc. and Halis, Inc. dated March 8, 2000 (1).
 2.4 Amendment to the Financing Option between HealthWatch, Inc. and Halis, Inc. dated July 28, 2000 (1).
 2.5 Second Amendment to the Agreement and Plan of Merger, dated as of January 31, 2001 (1).
 2.6 Third Amendment to the Agreement and Plan of Merger, dated as of February 16, 2001 (1).
 2.7 Fourth Amendment to the Agreement and Plan of Merger, dated as of March 28, 2001 (1).
 2.8 Fifth Amendment to the Agreement and Plan of Merger, dated as of April 16, 2001 (1).
 3.1      Articles of Incorporation of HealthWatch, Inc., dated June 10, 1983
          (1).
 3.2 Certificate of Amendment of Articles of Incorporation of HealthWatch, Inc., dated October 20, 1987(1)
 3.3 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 5, 1989 (1).
 3.4 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 8, 1999 (1).
 3.5      Bylaws of HealthWatch, Inc. (1).
 3.13 Certification of Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. dated June 9, 1998 (1).
 3.14 Amended and Restated Certification of Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. dated March 22, 2000 (1).
 3.15 Certification of Designation, Preferences, Rights and Limitations of the Series C 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
 3.16 Certification of Designation, Preferences, Rights and Limitations of the Series D 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
 4.1      Specimen form of the Company's Common Stock certificate (2)
 4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (3)
10.1 Business Collaboration Agreement dated as of October 10, 1997 between HealthWatch, Inc. and Halis, Inc. (1)
10.6      Form of Warrant Certificate of HealthWatch, Inc. (1)
10.8 Amended and Restated Agency Agreement between Commonwealth Associates, L.P. and HealthWatch, Inc. dated February 7, 2000 (1).
10.9 HealthWatch, Inc. 2000 Stock Option Plan, adopted as of May 8, 2000, approved by HealthWatch stockholders July 14 2000 (1).
10.10     Form of Stock Option Agreement  (1).
10.11 Amendment to the Business Collaboration Agreement dated September 20, 2000 between Halis, Inc. and HealthWatch, Inc. (1)
10.12 Finders Agreement between HealthWatch, Inc. and Commonwealth Associates, L.P., dated March 21, 2000 (1)
21.1      Subsidiaries of HealthWatch, Inc. (1).

(b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended December 31, 2000.

     None.
_________________________

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4, as amended, originally filed on October 24, 2000 ( File No. 333-48546).
(2) Incorporated herein by reference to Registration Statement on Form S-18 (File No. 2-85688D).
(3) Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 33-73462).

                                  SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                                  HEALTHWATCH, INC.

Date: May 15, 2001                           /s/ Paul W. Harrison
                                             -----------------------------------
                                                  Paul W. Harrison
                                                  Chairman, President and
                                                  Chief Executive Officer

Date: May 15, 2001                           /s/ Thomas C. Ridenour
                                             -----------------------------------
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer

                                 EXHIBIT INDEX

Number             Description
------             -----------

 2.1 Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated as of June 29, 2000 (1).
 2.2 Amendment to the Agreement and Plan of Merger dated as of September 29, 2000 (1).
 2.3 Letter of Intent between HealthWatch, Inc. and Halis, Inc. dated March 8, 2000 (1).
 2.4 Amendment to the Financing Option between HealthWatch, Inc. and Halis, Inc. dated July 28, 2000 (1).
 2.5 Second Amendment to the Agreement and Plan of Merger, dated as of January 31, 2001 (1).
 2.6 Third Amendment to the Agreement and Plan of Merger, dated as of February 16, 2001 (1).
 2.7 Fourth Amendment to the Agreement and Plan of Merger, dated as of March 28, 2001 (1).
 2.8 Fifth Amendment to the Agreement and Plan of Merger, dated as of April 26, 2001 (1).
 3.1     Articles of Incorporation of HealthWatch, Inc., dated June 10, 1983
         (1).
 3.2 Certificate of Amendment of Articles of Incorporation of HealthWatch, Inc., dated October 20, 1987(1)
 3.3 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 5, 1989 (1).
 3.4 Articles of Amendment of Articles of Incorporation of HealthWatch, Inc., dated December 8, 1999 (1).
 3.5     Bylaws of HealthWatch, Inc. (1).
 3.13 Certification of Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. dated June 9, 1998 (1).
 3.14 Amended and Restated Certification of Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. dated March 22, 2000 (1).
 3.15 Certification of Designation, Preferences, Rights and Limitations of the Series C 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
 3.16 Certification of Designation, Preferences, Rights and Limitations of the Series D 8% Convertible Preferred Stock of HealthWatch, Inc. dated March 20, 2000 (1).
 4.1     Specimen form of the Company's Common Stock certificate (2)
 4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (3)
10.1 Business Collaboration Agreement dated as of October 10, 1997 between HealthWatch, Inc. and Halis, Inc. (1)
10.6     Form of Warrant Certificate of HealthWatch, Inc. (1)
10.8 Amended and Restated Agency Agreement between Commonwealth Associates, L.P. and HealthWatch, Inc. dated February 7, 2000 (1).
10.9 HealthWatch, Inc. 2000 Stock Option Plan, adopted as of May 8, 2000, approved by HealthWatch stockholders July 14 2000 (1).
10.10    Form of Stock Option Agreement  (1).
10.11 Amendment to the Business Collaboration Agreement dated September 20, 2000 between Halis, Inc. and HealthWatch, Inc. (1)
10.12 Finders Agreement between HealthWatch, Inc. and Commonwealth Associates, L.P., dated March 21,2000 (1)

21.1 Subsidiaries of HealthWatch, Inc. (1)




________________________

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4, as amended, originally filed on October 24, 2000 ( File No. 333-48546).
(2) Incorporated herein by reference to Registration Statement on Form S-18 (File No. 2-85688D).
(3) Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 33-73462).