Form 10KSB
period 2001-06-30
HEALTHWATCH INC
filed 2001-10-15
CIK 725627

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                       Commission file number
         June 30, 2001                                      0-11476

                                HEALTHWATCH, INC.
             (Exact name of Registrant as specified in its charter)

               MINNESOTA                                    84-0916792
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

           1100 Johnson Ferry Road
                  Suite 670
              Atlanta, Georgia                               30342
  (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (404) 256-0083

        Securities registered pursuant to section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.05 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    Registrant's Revenues for the fiscal year ended June 30, 2001: $641,978.

    The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (approximately 3,901,000 shares, excluding shares of convertible preferred stock, options and warrants) on October 12, 2001 was approximately $1,209,310. The aggregate market value was computed by reference to the closing price on the Nasdaq SmallCap Market on October 12, 2001.

     The number of shares outstanding of the Registrant's Common Stock as of October 12, 2001 was 4,457,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

     None

Transitional Small Business Disclosure Format (check one):
                    Yes  [ ]   No   [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Forward Looking Statements

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

General Background

     References herein to "HealthWatch" or the "Company" include HealthWatch, Inc. and its consolidated subsidiaries and their predecessors unless the context indicates otherwise. HealthWatch, Inc. is primarily a healthcare information technology company. HealthWatch was incorporated in the state of Minnesota in 1983. Prior to 1998, the Company was primarily in the business of manufacturing and selling medical devices and related supplies. In 1998, it began to phase out the medical device business and focus its energies on developing the information technology business. HealthWatch develops and markets a variety of enterprise software applications, including the HES Healthcare Enterprise System, the Payer System, the Physician System, and other derivatives. These are collectively known as the ("HES Systems"). The HES Systems use proprietary technology known as the MERAD technology ("MERAD") to help develop and support integrated systems and applications for the information processing and management of a healthcare enterprise. The HES Systems are capable of processing and tracking information for the entire healthcare cycle from the doctor visit, specialty clinic or hospital stay, to the laboratory tests, pharmacy prescriptions, home healthcare, insurance payments and more.

Mergers and Acquisitions

     HealthWatch acquired Paul Harrison Enterprises, Inc. ("PHE") on October 1, 1998. PHE owned the MERAD technology, a sophisticated software application utility. MERAD utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in a virtually unlimited number of combinations to provide efficient applications that can be accessed and processed in all standard network environments, including the Internet. MERAD enables information to be organized in a unique way that allows users to reference and use integrated multiple applications and processes.

     On May 31, 2001, Halis, Inc., a Georgia corporation ("Halis), OTC symbol "HLIS", merged into Healthwatch Merger Sub, Inc., a wholly owned subsidiary of HealthWatch, Inc. whereby the Company issued 2,268,419 registered shares of its common stock in exchange for all of the outstanding shares of Halis, an exchange ratio of one share of HealthWatch common stock for twenty shares of Halis common stock ("Halis merger"). The total consideration has been valued at $5,417,785 as of May 31, 2001 which is comprised of the fair value of the HealthWatch shares issued in the transaction, or $3,039,682 (2,268,419 shares at the trading price at June 30, 2000 of $1.34 per share), plus the book value of HealthWatch's investment in and advances to Halis at May 31, 2001, or $2,028,277 plus net liabilities assumed of $349,826. Prior to May 31, 2001, Healthwatch was the single largest shareholder of Halis, owning 15,763,655 shares (approximately 26%). Halis owned the HES Systems and is engaged in the business of providing information technology applications and services to the healthcare industry.

     Consolidated Financial Statements for Halis, Inc. for the fiscal year ended December 31, 2000 are included in Item 7 of this report. In addition, unaudited pro forma condensed consolidated financial statements are also included in the HealthWatch financial statements contained in Item 7 of this report. The unaudited pro forma condensed consolidated financial statements assume that the merger took place on July 1, 1999 and July 1, 2000.


HealthWatch's Business

     HealthWatch is a healthcare information technology company that develops and markets software solutions for the healthcare industry including the HES Healthcare Enterprise System, the Payer System, the Physician System, and other derivatives, collectively known as the ("HES Systems"). The HES Systems use proprietary technology known as the MERAD technology ("MERAD") to help develop and support integrated systems and applications for the information processing and management of a healthcare enterprise. The HES Systems are capable of processing and tracking information for the entire healthcare cycle from the doctor visit, specialty clinic or hospital stay, to the laboratory tests, pharmacy prescriptions, home healthcare, insurance payments and more.

     HealthWatch is the supplier of the HES Systems to organizations that can leverage their customer base in healthcare. These organizations can use the applications in the form of services they provide to their healthcare users as an Application Service Provider or as an Enterprise Application Provider whereby they will license the HES Systems for use on the user's own network. Under both scenarios, Healthwatch charges either a single "up-front" license fee along with additional monthly or annual maintenance fees to support and service the product or a smaller up-front payment and a monthly licensing fee. The size and complexity of the applications to be licensed and other factors dictate how the license agreement is structured.

     HealthWatch has identified the following major entities within the healthcare industry as primary users of the HES System:

     Physician Practices                  Long-Term Care Facilities
     Clinics                              Laboratories
     Hospitals                            Pharmacies
     Payers                               Home Health Providers

     In addition, HealthWatch Technologies' office in Vista, California provides support services for its peripheral vascular products under the name Life
Sciences: a Pulse Wave Volume Recorder and IV Controller. These are medical device products that HealthWatch has sold in the past, and now continues to support and service. For the fiscal year ended June 30, 2001, the medical device support business provided approximately $307,000 in gross revenue. The Healthwatch Technologies location is expected to expand its business by selling the HES Systems and related services.

     The Technology

     The HES Systems consist of applications that create and manage transactions for the healthcare market. For example, the HES Systems could provide a doctor's office or medical clinic with a complete package of software applications to manage its scheduling, registration, medical records, billing, accounts receivable and financial records. The benefit to the user is that the HES Systems are an integrated solution that allows each application to share common data elements, such as the patient's name and address, without repetitive processing or duplicative data entry.

     The HES Systems incorporate the MERAD technology, which contains advanced architecture and intelligent information processing algorithms that allow the healthcare industry's information processes (e.g., patient scheduling, medical billing, etc.) to be integrated into one program, eliminating the need for multiple and disparate systems by the various participants and facilities. HealthWatch believes the MERAD technology is the first to be used for rapidly building commercially available applications in a compressed data format for all standard networks, including the Internet. HealthWatch has not granted any other person or entity exclusive rights to use the MERAD technology, and is only marketing it on a limited basis. Instead, HealthWatch believes that the benefit of the MERAD technology is in allowing data intensive applications, such as the HES Systems, to use the MERAD technology to run more efficiently and thus gain a competitive advantage over other products.

     The HES Systems are integrated-by-design thereby reducing the need for outside application integration technology that is often invasive, time-consuming and requires custom coding, which restricts flexibility and scalability. The HES Systems' benefits include the elimination of fragmented and duplicate applications, which often cause information sharing and data integrity problems. The HES Systems also have the ability to coexist with legacy systems to share information.

     The HES Systems can be downloaded over the Internet to a customer managed and operated environment or its applications can run efficiently through the Internet on an outsourced basis. This technology also permits maintenance of the applications over the Internet, whether in a customer managed and operated environment or in an outsourced environment.

     In addition, HealthWatch software systems utilize an integrated approach where a customer uses one program with integrated applications to process information. This approach is a shift from the traditional layered approach, which involves the inefficiencies of multiple separate programs with limited applications that inherently lead to duplicate information processing. If applications are designed and built separately, the information used is also partially or completely duplicated for each application. Therefore, if applications are acquired or built using different sources, the duplicated, layered effect applies both to the applications as well as to the data used. Conversely, if applications are designed and built together in an integrated manner, the data used, such as patient demographics, is required only once for all integrated applications.

     Sales and Marketing

     HealthWatch's objective is to become the market share leader for healthcare enterprise applications to process and manage transactions for physician offices, hospitals, outpatient clinics and other healthcare providers. HealthWatch also intends to assist these entities in adapting to evolving communications and interactive technologies. To accomplish this, HealthWatch is entering into various business collaboration agreements with companies that are operating successfully in the healthcare industry to private label, license and create derivatives of HealthWatch's applications. The Company believes these partners will serve as strong distribution channels for its products and services.

     HealthWatch can take advantage of its digital technology architecture that allows its applications to be easily downloaded and operated by customers. By using electronic sales and support in addition to traditional methods, Healthwatch can market, install and service its applications at a lower cost with fewer resources.

     HealthWatch can produce an actual operating version of its products available to customers through an Internet download for use on a trial or pilot basis. In addition, the integrated architecture of its systems allows for efficient building, distributing and supporting numerous, complex integrated applications. HealthWatch plans to distribute the HES Systems as an Enterprise Application Provider, which means that HealthWatch will license its products to partners or directly to the end user to run on their network. In addition, HealthWatch may market the HES Systems' Application Service Provider capabilities to potential partners that provide business services to their healthcare customers such as billing, scheduling, etc.

     HealthWatch's Enterprise Application Provider marketing strategy is to:

     o meet or exceed system requirements for availability, scalability, security and flexibility;

     o  accommodate data interfaces and integration;

     o support transactional integration, minimizing the need for custom coding; and

     o reduce reliance on proprietary, hard-coded business processes and workflows usually found in other systems.

     HealthWatch's Application Service Provider marketing strategy is to:

     o rapidly penetrate markets by offering access to and use of the HES System from a centralized offsite location via the Internet;

     o reduce up-front capital expenditures by employing a subscription based billing model (monthly fee based on number of users and number of applications accessible);

     o decrease the complexity and length implementation usually involved with new application purchases; and

     o enable partners to offer system products on a low and predictable cost basis that is also easy to use in terms of expenditures and information technology personnel.

     Management believes that sales will be driven by a combination of recurring revenues that are based on periodic fees or fees based on transactions or users. HealthWatch will also offer integration and customization services to its partners and end users.

     Product Development

     We believe that our future success will depend in part on our ability to continue to maintain and enhance our current technologies and services. HealthWatch continues to spend on research and development activities, and spent approximately $213,000 in the fiscal year ended June 30, 2001 and $137,000 in the fiscal year ended June 30, 2000 on product development costs.

     Competition

     The HES Systems target markets are broad-based and cover physicians, hospitals, clinics, pharmacies, laboratories, long-term care facilities, home health organizations, health insurance companies and other healthcare entities. These markets are intensely competitive and characterized by resistance to change. HealthWatch's competitors are diverse and offer a variety of solutions directed at various segments of the healthcare industry. HealthWatch believes there are hundreds of application software vendors whose products compete with the various applications contained in the HES Systems. HealthWatch believes the top ten competitors include Healtheon/Web MD Corporation, McKesson HBOC, Synetic Corporation/Medical Manager/CareInsite, Cerner Corporation, Shared Medical Systems, Eclipsys Corporation, MedicaLogic, E-MedSoft and Avio. In addition, its products face competition from:

     o internal development efforts by a prospective customer's information technology departments;

     o independent healthcare application companies which have developed or are attempting to develop software that competes with its software solutions; and

     o other business application software vendors that may broaden their product offerings by internally developing, acquiring or partnering with independent developers of healthcare applications software.

     HealthWatch believes it can distinguish itself from its competitors in the healthcare information systems industry. Currently, its competitors are focused on particular segments of the market, with particular types of technology and, often with specific applications or a variety of interfaced applications. The three main traditional market focuses are listed below:

     o market segments, which include physician practices, clinics, pharmacies, laboratories, home healthcare, long-term care, hospitals, payers and consumers (patients) and sub-categories of these segments (e.g. inpatient radiology);

     o technology types, which can be categorized as either traditional customer managed/operated or as outsourced; and

     o specific applications or functionality, including scheduling, registration, billing, medical records, etc.

     HealthWatch believes it has dynamic and comprehensive software solutions that can handle virtually all healthcare participants and market segments and can be offered in either an outsourced or a customer managed and operated model. HealthWatch believes its competition has not embraced or been able to obtain a comprehensive, standardized approach and has remained with fragmented, duplicated products. It expects that technology competitors will eventually offer integrated products able to run on all networks, including the Internet. However, HealthWatch believes that these competitors will create separate web front-ends (web pages) to serve as an entry point to their aging, legacy information systems. HealthWatch believes that because its products are designed to run on all standardized networks, including the Internet, it will be able to provide its users with faster processing than other products using web front-ends to access legacy systems. In addition, because our product is integrated into one comprehensive system designed to also use the Internet, we believe that the HES Systems will also require less capital investment in computer hardware and require less ongoing maintenance than legacy systems with added web front-ends. This distinction should provide HealthWatch with a marketing advantage over its competitors when selling its products to users who are looking to update their information technology systems to gain increased productivity, higher quality data and reporting and reduced processing costs.

     HealthWatch has distinguished itself from competitors by focusing on the HES Systems' unique architecture process to integrate-by-design all of the applications needed in a market segment (i.e., physician practices) into one comprehensive application. The HES Systems were designed with ease of use in mind, keeping a particular focus on the speed of the processing and the costs to produce, update and support one application, as compared to multiple applications required by systems of our competitors.

     To the extent competitors develop or acquire systems with functionality comparable or superior to HealthWatch's products, if they have a significant installed customer base, long-standing customer relationships and an ability to offer a broad array of applications, they could have a significant competitive advantage over HealthWatch. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect our business, results of operations and financial condition. Many of HealthWatch's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed customer base. HealthWatch's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products.

     The principal competitive factors affecting the market include vendor and product reputation, product architecture, functionality and features, costs, ease and speed of implementation, return on investment, product quality, price, performance and level of support. There can be no assurance that HealthWatch will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon HealthWatch's business, results of operations and financial condition.

     Proprietary Rights and Licenses

     HealthWatch's success and ability to compete is dependent in part upon its proprietary technology. To protect its proprietary technology, HealthWatch relies on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. HealthWatch presently has no patents or patent applications pending. The source code for HealthWatch's proprietary software is protected both as a trade secret and as a copyrighted work. HealthWatch generally enters into confidentiality, master systems, business collaboration or license agreements with its employees, consultants and customers, and generally controls access to and distribution of its software, documentation and other proprietary information.

     HealthWatch normally provides its software products to customers under non-exclusive license agreements. As is customary in the software industry, in order to protect its intellectual property rights, HealthWatch usually does not sell or transfer title to its products to its customers. Although its license agreements place restrictions on the use by the customer of HealthWatch's products, there can be no assurance that unauthorized use of HealthWatch's products will not occur.

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

     Employees

     As of June 30, 2001, HealthWatch had 48 full-time employees, 38 of which are employees of the Company's claims processing subsidiary. None of HealthWatch's employees is represented by a labor union or is subject to a collective bargaining agreement. HealthWatch believes its employee relations are good.

     Recent Developments

     On October 9, 2001, the Company sold its claims processing subsidiary, American Benefit Administrative Services, Inc. ("ABAS"). The ABAS transaction terms include: (a) A maximum purchase price of $1,320,000, which includes certain administrative and financial adjustments totaling $130,000; (b) An initial payment of $320,000 with $265,000 down at closing and $55,000 on or before June 1, 2002; (c) A profit sharing formula that could generate $1,000,000 to the Company, of which $465,000 is guaranteed by the purchaser through a promissory note; (d) A marketing and administrative services agreement to jointly pursue certain new technology based services [e.g. Application Service Provider] and share the revenues.

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

     On December 23, 1999, the Company's Board of Directors authorized the designation of 4,500 shares of its preferred stock as Series C 8% Convertible Preferred Stock ("Series C Preferred Stock"). In connection therewith, the Company filed with the Minnesota Secretary of State a Certificate of Designation, Preferences and Rights of Series C 8% Convertible Preferred Stock that sets forth the voting powers, designation, preferences, qualifications, limitations and restrictions of the Series C Preferred Stock. As of June 30, 2001, there were 4,000 shares of the Series C Preferred Stock issued and outstanding.

     On February 7, 2000, the Company's Board of Directors authorized the designation of 300,000 shares of its preferred stock as Series D 8% Convertible Preferred Stock ("Series D Preferred Stock"). In connection therewith, the Company filed with the Minnesota Secretary of State a Certificate of Designation, Preferences and Rights of Series D 8% Convertible Preferred Stock that sets forth the voting powers, designation, preferences, qualifications, limitations and restrictions of the Series D Preferred Stock. As of June 30, 2001, there were 74,005 shares of the Series D Preferred Stock issued and outstanding.

     On May 31, 2001, the Company, in connection with the Halis Merger, issued 2,268,419 registered shares of its common stock in exchange for all of the outstanding shares of common stock of Halis, Inc., a Georgia corporation ("Halis"). The total consideration has been valued at $5,417,785 as of May 31, 2001 which is comprised of the fair value of the HealthWatch shares issued in the transaction, or $3,039,682 (2,268,419 shares at the trading price at June 30, 2000 of $1.34 per share), plus the book value of HealthWatch's investment in and advances to Halis at June 30, 2000, or $2,028,277, plus net liabilities assumed of $349,826. Prior to May 31, 2001, Healthwatch was the single largest shareholder of Halis, owning 15,763,655 share (approximately 26%).

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

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following sections list some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended June 30, 2001 and 2000 contained elsewhere in this Form 10-KSB.

RISK FACTORS CONCERNING OUR BUSINESS

     We have only a limited operating history that may be used to assess our future prospects.

     While we have been in business for many years, our entrance into the healthcare software business was not until 1998. As such, we have generated virtually no revenues from our information technology businesses. Our revenue and income potential are unproven and our business model is constantly evolving.

     As a result of our limited operating history, our plan for growth, in particular through the formation of strategic business relationships, and the competitive nature of the markets in which we compete, our historical financial data is of limited value in anticipating future performance.

     We have a history of operating losses and operating results could fluctuate significantly in the future.

     We have not achieved profitability and we cannot be certain that we will realize sufficient revenue to achieve profitability in the foreseeable future. HealthWatch incurred net losses of $2,189,260 in the year ended June 30, 1997, $4,084,474 in the year ended June 30, 1998, $1,819,839 in the year ended June 30, 1999, $3,575,382 in the year ended June 30, 2000 and $3,937,367 in the year ended June 30, 2001. As of June 30, 2001, HealthWatch had an accumulated deficit of $35,002,456.

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

     We cannot guarantee that participants in the healthcare industry will accept our HES Systems as a replacement for existing record keeping practices. Market acceptance of our product will depend upon continued growth in the use of the software products as a source of services for the healthcare industry. The acceptance of an electronic method of storing, managing and processing information by healthcare professionals will require a broad acceptance of new methods of conducting business and exchanging information. Our future financial success will depend upon our ability to attract and retain healthcare providers as customers. Our failure to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

     We are dependent on the revenues derived from a single product.

     Our primary products and services relate to the HES Systems. Our success is dependent on the healthcare industry's acceptance of the HES Systems. If the healthcare industry does not accept our HES Systems, our business, results of operations and financial condition would be adversely affected.

     Our management and major stockholders will retain substantial control, which could delay or prevent a change of control.

     Our executive officers, directors and preferred stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control. As of August 31, 2001, HealthWatch's executive officers and directors together beneficially owned approximately 23% of HealthWatch's outstanding common stock. As of August 31, 2001, the holders of our Series C and D 8% Convertible Preferred Stock controlled approximately 34% of the total voting power of HealthWatch, excluding any unexercised options and warrants.

     Paul Harrison, CEO and Chairman of the board of directors of HealthWatch and Halis, exercises control over approximately 1,489,284 shares of HealthWatch common stock, including currently exercisable options and warrants. Mr. Harrison, as the designer of our technology and the HES Systems, is critical to the ongoing development and deployment of products utilizing our technology. As a result of such concentration of ownership and importance to the development of related software products, Mr. Harrison will have the ability to exert significant influence on the policies and affairs of HealthWatch and corporate actions requiring stockholder approval, including the election of the members of the board of directors.

     We hope to grow rapidly, and the failure to manage our growth could adversely affect our business.

     As we continue to increase the scope of our operations, we may not have an effective planning and management process in place to implement our business plan successfully. Currently, HealthWatch is in its development stage, however, our software products are now ready for distribution and we have begun to increase the marketing and sales activities related to our products. This growth may strain our management systems and resources, which could adversely affect our operations. We will need to continue to improve our financial and managerial controls and our reporting systems in order to manage such growth. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to manage and integrate our expanding operations effectively.

     To grow our business, we may raise capital by issuing shares of our stock, which will dilute your ownership.

     HealthWatch's business plan contemplates funding our operating cash requirements through sales. If sales are delayed or are not realized to the extent planned, we may sell additional shares of our stock to raise money to meet our operating requirements or to expand our operations which would dilute the ownership of the current stockholders. We also cannot promise that we will be able to arrange adequate financing under acceptable terms, if at all.

     We Need to Expand our Sales and Customer Support Infrastructure.

     HealthWatch is a development stage company with relatively small sales and customer support functions. However, as we begin to market our software products, we will need to expand these areas of the Company. Competition for qualified personnel in these areas is significant. We may not be able to successfully expand our sales force, which would limit our ability to expand our customer base.

     There is no assurance that a public market for our common stock will continue to develop.

     There has only been a limited public market for HealthWatch common stock with regard to trading volume and number of stockholders, resulting in fluctuations in trading prices during periods of high or low volume. HealthWatch currently has approximately 2,000 common stockholders and its daily trading volume averaged 5,553 shares for the month of September 2001. We cannot predict the extent to which investor interest in our common stock will lead to the development of an effective trading market or how liquid that market might become, especially if a large number of shares are introduced into the market upon conversion of the shares of HealthWatch's existing preferred stock.

     HealthWatch is listed on the Nasdaq SmallCap Market which can be a volatile market.

     HealthWatch common stock is quoted on the Nasdaq SmallCap Market and currently has a very low trading volume. Consequently, the trading of only a few shares may affect the market and may result in wide swings in price and volume. As of October 10, 2001, the 52-week high for HealthWatch common stock was $1.62 per share and the 52-week low was $0.25 per share. The market price of HealthWatch's common stock could fluctuate widely in response to the following particular factors:

     o  actual or anticipated variations in operating results;

     o announcements by us or our competitors of new products, significant contracts, acquisitions, or relationships;

     o  additions or departures of key personnel;

     o future equity or debt offerings or our announcements of these offerings; and

     o economic conditions in the healthcare industry in particular and the economy in general.

     In addition, the stock market as a whole has recently experienced significant price declines, and the market prices of technology companies, particularly Internet-related companies, have decreased significantly. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results. HealthWatch stockholders may not be able to sell their shares at or above the current Nasdaq SmallCap Market price. Our results of operations during future fiscal periods might fail to meet the expectations of stock market analysts and investors. This failure could lead the market price of our common stock to decline.

     HealthWatch has been the subject of delisting proceedings relating to the Nasdaq SmallCap Market in the past and there can be no assurance that we will be able to maintain our listing in the future.

     Our failure to continue to meet all of the Nasdaq's requirements for continued listing, which could depend in part on our ability to improve our business, increase revenues and improve our earnings, could result in the delisting of our common stock. In the past, Nasdaq has brought delisting proceedings against HealthWatch for violation of its continued listing policy with regard to the $1 minimum bid price per share and the $2 million net tangible asset requirements. These proceedings were ultimately dismissed because HealthWatch was able to bring itself back into compliance. However, there can be no assurance that we will be able to continue to meet Nasdaq's continued listing requirements. Delisting from the Nasdaq SmallCap Market could impact our stock price as well as make the development of a public market for our common stock less likely.

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

     We have Broad Discretion in the Issuance of Additional Preferred Stock.

     We are authorized to issue additional preferred stock. We may issue preferred stock in one or more series, the terms of which may be determined at the time of issuance by the board of directors, without further action by common stockholders. The issuance of any series of preferred stock could affect the rights of common stockholders, and therefore, reduce the value of the common stock and make it less likely that common stockholders would receive a premium for the sale of their common stock. In certain instances, existing preferred stockholders must consent to the issuance of new classes of preferred stock having rights senior to those of existing preferred stockholders or the rules of the Nasdaq SmallCap Market may require common stockholder approval for large issuances of convertible preferred stock. Preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. Currently, the HealthWatch Articles of Incorporation authorize the issuance of 15 million shares of Preferred Stock. Presently, there are 4,000 shares of Series C 8% Convertible Preferred Stock outstanding, 74,005 shares of Series D 8% Convertible Preferred Stock outstanding and 66,886 shares of Series P Preferred Stock outstanding.

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

     We believe that our future success will depend in large part upon our continued ability to identify, hire, retain and motivate highly skilled employees, who are in great demand. In particular, we believe that the Company must expand its research and development, marketing, sales and customer support capabilities in order to effectively serve the evolving needs of our present and future customers. Competition for these employees is significant and due to our operating losses in the past and the investment community's concern regarding the future prospects of Nasdaq technology companies in general, we may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. In addition, our success depends on the continuing contributions of our senior management and technical personnel, all of whom would be difficult to replace. The loss of any one of them could adversely affect our ability to execute our business strategy. Most of our employees, including Paul W. Harrison, are not currently bound by an employment agreement. Furthermore, we do not have "key person" life insurance policies covering any of our employees.

     Our limited ability to protect our proprietary technology may adversely affect our ability to compete, and we may be found to infringe on proprietary rights of others, which could harm our business.

     Our future success and ability to compete depends in part upon our proprietary technology. None of our technology is currently patented. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information. We cannot assure you that the steps we take in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Monitoring unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, we expect software piracy to be a potential problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

     We are also subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. Third parties may assert infringement claims in the future with respect to our current or future products. Any assertion, regardless of its merit, could require us to pay damages or settlement amounts and could require us to develop non-infringing technology or pay for a license for the technology that is the subject of the asserted infringement. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of our management resources could adversely affect our results of operations. There can be no assurance that any licenses for technology necessary for our business will be available or, if available, that we can obtain these licenses on commercially reasonable terms.

                      RISK FACTORS CONCERNING OUR INDUSTRY

Governmental regulation of healthcare privacy issues may result in additional expenditures and adversely affect our business.

     The Federal Trade Commission and state governmental bodies have been investigating the confidentiality and privacy policies and practices of healthcare Internet companies and Internet companies in general, and may impose regulations. In addition, proposed privacy standards for handling individually identifiable health information that is transmitted or stored electronically were issued by the Department of Health and Human Services on November 3, 1999 and our platform and applications must comply with these regulations. Finally, industry groups are also proposing various privacy and ethics standards in an effort to maintain self-regulation. We will likely incur additional expenses regarding privacy practices and policies. Any such policies and practices, whether self-imposed or imposed by government regulation, could affect the way in which we are allowed to conduct our business, especially those aspects that involve the collection, use and access to personal information and medical records, and could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 2.  FACILITIES

     HealthWatch's principal executive offices are located at 1100 Johnson Ferry Road, Suite 670, Atlanta, Georgia 30342 and its telephone number at that address is (404) 256-0083. This space includes 6,389 square feet leased under a three year lease agreement with monthly lease payments of $11,447 which escalate to $12,144 per month over the term of the lease. In addition, American Benefit Administrative Services, Inc. leases approximately 11,000 square feet of office space in Chicago, Illinois. Upon consumation of the ABAS sale transaction, the Company will not be obligated under the lease. Lease payments are $18,541 per month and escalate to $23,000 per month by the year 2003. Finally, HealthWatch Technologies, Inc. leases office and warehouse space in Vista, California, under a lease that began in January 1999 and continues for a period of three years. The annual lease payments under this lease are $49,200 and escalate at a rate of 4% each year. We are evaluating our real estate needs at the Vista, California location.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is a party to the following pending legal proceedings.

(A) Penelope Sellers v. Halis, Inc., Larry Fisher and Paul W. Harrison, State Court of the State of Georgia, County of Fulton
     Civil Action File No. 97VS1294SD

On July 18, 1997, Halis was sued by Penelope Sellers, in an action seeking actual damages against Halis in the amount of $480,534.70, unspecified attorneys fees and punitive damages of not less than $1,000,000. Ms. Sellers contends that a finder's fee agreement between her and Halis from August 1995, under which she was to receive a commission equal to 10% of the amount of any equity investments in Halis or software licensing fees paid to Halis, with respect to transactions introduced to Halis by her, entitles her to an amount in excess of the approximately $19,350 which she has been paid to date under that agreement. That amount represents 10% of the investment made by the principals of Aubis, LLC ("Aubis") in a private placement of convertible notes (in which private placement other investors besides the Aubis principals participated) and 10% of the amounts received by Halis from the sale of Fisher Restaurant Management Systems by Aubis.

Ms. Sellers claims that the entirety of the convertible notes offering described above (in which an aggregate of $1,470,000 was raised by Halis) would not have been successful but for her introduction of the Aubis principals to Halis. As a result, Ms. Sellers has made a claim for 10% of all amounts raised in the notes offering. Ms. Sellers has also made a claim, based on the same rationale, to 10% of all capital funding raised by Halis (up to the $500,000 maximum compensation), including the proceeds of a private placement which raised gross proceeds of approximately $2 million. Finally, Ms. Sellers has made a claim for 10% of the value of Aubis and Halis Systems, Inc.

Discovery has been completed. Defendants filed a motion for partial summary judgment, which was granted, the effect of which is to eliminate Larry Fisher and Paul W. Harrison on claims asserted against them for tortious interference with contractual relations. Halis continues to vigorously defend this lawsuit.

There can be no assurance, however, that The Company will be successful in its defense of the plaintiff's complaint, or that the final resolution of this matter will not have a material adverse effect on Halis' financial condition or results of operation.

(B) Advanced Custom Computer Solutions, Inc., Wayne W. Surman and
    Charlotte Surman v. Fisher Business Systems, Inc., Halis, Inc., Larry Fisher, Paul W.
    Harrison and Nathan I. Lipson,
    State Court of the State of Georgia, County of Fulton
    Civil Action File No. 97VS0123082.

In February 1997, Advanced Custom Computer Solutions, Inc. ("ACCS"), Wayne W. Surman and Charlotte Surman sued Halis alleging, among other things, breach of contract in connection with the termination by Halis of a merger agreement with ACCS, which Halis advised ACCS was terminated in November 1996 due to the impossibility of ACCS's fulfilling certain conditions to closing therein. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to Halis, and that Halis, or individuals related to it, tortuously interfered with the business relationships of ACCS, and fraudulently induced ACCS management to permit Halis management to take over and "systematically destroy" the ongoing business of ACCS. The Surmans are the principals of ACCS and claim personal damages against Halis on certain of the claims, and claim a right to at least 150,000 shares of Halis common stock, the exact amount to be determined at trial, based on a claim of a breach of an alleged oral contract to pay them shares of Halis stock as compensation for soliciting investors (the "Oral Contract Claim"). The Surmans further claim that Halis fraudulently induced them to solicit investors for Halis (the "Investor Solicitation Claim"). The complaint seeks damages in the amount of at least $2 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. Halis answered, denying the allegations of liability in the complaint, and Halis vigorously defended the lawsuit. On November 19, 1998, the trial court granted summary judgment in favor of Halis on all but two counts of the plaintiff's complaint, as amended. The two counts remaining include the Oral Contract Claim and Investor Solicitation Claim. The plaintiffs have appealed to the Georgia Court of Appeals from the order granting partial summary judgment to Halis on all other claims, and Halis has cross-appealed the portions of the order denying summary judgment on the two surviving counts. The Georgia Court of Appeals has affirmed the trial court's granting of summary judgment in favor of Halis on seven of the nine count in the complaint, and affirming the denial of Halis' cross appeal denying summary judgment on the two surviving counts.

Plaintiff's filed a petition for certiorari to the Georgia Supreme Court regarding the decision of the Georgia Court of Appeals. The Georgia Supreme Court, on September 8, 2000, denied that petition for certiorari.

There can be no assurance, however, that The Company will be successful in its defense of the plaintiff's petition for certiorari, or that the final resolution of this matter will not have a material adverse effect on Halis' financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of the stockholders of HealthWatch, Inc. ("HealthWatch") was held on May 30, 2001 at 10:00 a.m. to vote on the following matters:

1. To approve the issuance of shares of HealthWatch common stock in the merger of Halis, Inc. ("Halis") with and into HealthWatch Merger Sub, Inc., a wholly-owned subsidiary of HealthWatch ("Merger Sub"), as contemplated by the Agreement and Plan of Merger dated as of June 29, 2000, by and among Halis, Merger Sub and HealthWatch. In the merger, HealthWatch [issued] one twentieth (.05) of a share of fully paid and non-assessable HealthWatch common stock for each share of Halis common stock outstanding;

     FOR  2,350,057             AGAINST  48,587           ABSTAIN  50

2. To consider and vote upon proposed amendments to HealthWatch's Articles of Incorporation to:

     A: increase the number of authorized shares of HealthWatch common stock from 10,000,000 shares to 50,000,000 shares; and

FOR  3,088,473             AGAINST  78,448           ABSTAIN  4,146


     B: increase the number of authorized shares of HealthWatch preferred stock from 1,000,000 shares to 15,000,000 shares;

FOR  2,275,348             AGAINST 118,220           ABSTAIN  5,046


3. To ratify and approve anti-dilution provisions related to HealthWatch's outstanding preferred stock and related warrants contained in:

     A: the Certificate of Designation, Preferences and Rights of Series C 8% Convertible Preferred Stock (the "Series C Preferred");

FOR  2,387,105             AGAINST  9,652            ABSTAIN  1,857


     B: the Certificate of Designation, Preferences and Rights of Series D 8% Convertible Preferred Stock (the "Series D Preferred");

FOR  2,382,881             AGAINST  23,983           ABSTAIN  1,795


     C: warrants to purchase HealthWatch common stock issued to purchasers of the Series C Preferred in a bridge financing completed in February 2000 (the "Bridge Warrants");

FOR  2,373,321             AGAINST  23,879           ABSTAIN  1,414


     D: warrants to purchase HealthWatch common stock issued to purchasers of the Series D Preferred in a private placement completed in May 2000 (the "Offering Warrants"); and

FOR  2,373,244             AGAINST  23,877           ABSTAIN  1,493


     E: warrants to purchase HealthWatch common stock issued to an affiliate of Commonwealth Associates, L.P. in connection with a $2 million line of credit (the "Line of Credit Warrants"); and

FOR  2,373,249             AGAINST  23,871           ABSTAIN  1,494


4. To ratify and approve the conversion feature and the issuance of shares of HealthWatch common stock upon conversion of HealthWatch's outstanding Series P Preferred Stock (the "Series P Preferred").

FOR  2,334,081             AGAINST  63,819           ABSTAIN  1,214

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.


     The number of record holders of HealthWatch's common stock on October 9, 2001 was approximately 700. The high and low sale prices as reported on the Nasdaq SmallCap Market are shown in the table below (adjusted to reflect the one-for-five reverse stock split effective December 1999). These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions.

              QUARTER ENDED                HIGH         LOW
              -------------                ----         ---
      1999
              September 30               $ 5.15       $1.88
              December 31                  5.90        1.55
      2000
              March 31                     9.06        2.00
              June 30                      4.75        1.31
              September 30                 2.88        1.16
              December 31                  1.50        0.38
      2001
              March 31                     1.63        0.56
              June 30                      0.81        0.40

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

Fiscal Year 2001 Stock Issuances

     On May 31, 2001, Healthwatch issued 2,268,419 shares of common stock in exchange for all of the outstanding shares of Halis, an exchange ratio of one share of HealthWatch common stock for twenty shares of Halis common stock. The total consideration has been valued at $5,417,785 as of May 31, 2001 which is comprised of the fair value of the HealthWatch shares issued in the transaction, or $3,039,682 (2,268,419 shares at the trading price at June 30, 2000 of $1.34 per share), plus the book value of HealthWatch's investment in and advances to Halis at June 30, 2000, or $2,028,277, plus net liabilities assumed of $349,826. Prior to May 31, 2001, Healthwatch was the single largest shareholder of Halis, owning 15,763,655 shares (approximately 26%). Halis owned the HES Systems and is engaged in the business of providing information technology applications and services to the healthcare industry.

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

     In March 2000, HealthWatch offered its Series D 8% Convertible Preferred Stock. The offering consisted of units comprised of (i) 1,000 shares of its Series D 8% Convertible Preferred Stock (the "Series D Preferred Stock") and
(ii) five-year warrants to purchase an amount equal to 25% of the shares of HealthWatch common stock into which the Series D Preferred Stock are initially convertible (28,571 shares of common stock per unit). 50 units (the "Minimum Offering") were offered on a "best efforts, all-or-none" basis and the remaining 50 units (a total of 100 units being the "Maximum Offering") were offered on a "best efforts" basis. The sale of units in excess of the Maximum Offering was conditioned upon approval by HealthWatch stockholders of an increase in its authorized capital stock at its next meeting of stockholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

     The following discussion of HealthWatch's financial condition and results of operations contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of HealthWatch for future operations. The forward looking statements included herein are based on current expectations that involve numerous risks and uncertainties. HealthWatch's plans and objectives are based on certain assumptions including, but not limited to, competitive conditions within the healthcare industry will not change materially or adversely and that there will be no material adverse change in HealthWatch's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond HealthWatch's control. Although HealthWatch believes that the assumptions underlying the forward looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by HealthWatch, or any other person, that the objectives and plans of HealthWatch will be achieved.

   General

     This discussion and analysis of financial condition and results of operations as of June 30, 2001, and for the fiscal years ended June 30, 2001 and 2000 should be read in conjunction with the sections of HealthWatch's audited financial statements and related notes included elsewhere in this Form 10-KSB.

   Financial Condition

     Total assets at June 30, 2001 increased $626,442 to $8,066,388 from $7,439,946 at June 30, 2000. The Halis merger resulted in an increase in cash, property and equipment, accounts receivable and intangible assets of $120,365, $236,529, $313,422 and 6,035,554, respectively. In addition, software costs of $249,407 were capitalized and equipment of $113,067 was acquired. These increases were offset by decreases in investments in marketable securities of $ 3,935,500, investment in and advances to Halis, Inc. of $2,211,487, and depreciation and amortization of $380,847.

     Current liabilities at June 30, 2001 increased $1,268,490 to $1,809,024 from $540,534 at June 30, 2000. The Halis merger resulted in an increase in accounts payable and accrued expenses, accrued payroll, obligations under capital leases, note payable to a bank and income taxes payable of $756,149, $97,456, $99,476, $62,248, $218,427 and $43,612, respectively.

     Shareholders' equity decreased $756,096 from $6,899,412 at June 30, 2000 to $6,143,316 at June 30, 2001. This decrease is primarily due to the net loss for the year ended June 30, 2001 of $3,937,367 offset by the proceeds from the issuance of 2,268,419 shares valued at $3,039,681 in connection with the Halis merger.

     Results of Operations

     Fiscal year 2001 versus 2000

     Revenues increased $90,296, or 16,4% from $551,682 in fiscal year 2000 to $641,978 in fiscal year 2001. The inrease results from revenue of $295,768 from Halis subsequent to the effective date of the merger to June 30, 2001 offset by a decline in revenue from Healthwatch Technologies of $205,472. HealthWatch continues to reduce its activities related to the product supplies business as it transforms itself into an information technology company.

     Cost of products sold decreased $134,404 or 69.3% from $193,952 in fiscal year 2000 to $59,548 in fiscal year 2001. The continued shift from product sales to service and support at Healthwatch Technologies resulted in a decrease in cost of sales of $62,167 due to higher margins on service and support and a decrease of $72,237 due to sales volume.

     Gross margins increased from $357,730, 64.8%, in 2000 to $582,430, 90.7%, in 2001. Higher gross margins were achieved from the revenue generated from the claims processing subsidiary, ABAS and the continued shift from product sales to service and support at Healthwatch Technologies.

     Selling, general and administrative expenses increased $1,701,643 or 86.6% from $1,964,127 in fiscal 2000 to $3,665,770 in fiscal 2001. This increase was primarily due to an increase of $751,270 in compensation expense as a result of building the management team, payments to Halis of $495,195 under a business collaboration agreement, operating expenses of $301,363 related to Halis subsequent to the merger and $153,815 related to SEC and NASDAQ compliance and the implementation of the business plan.

     Research and development expenses increased $76,629 or 56.0% from $136,780 in fiscal 2000 to $213,409 in fiscal 2001 as a result of the Company's enhancements of its products. Software development costs of $213,077 were capitalized in fiscal year 2001.

     Depreciation and amortization decreased $61,948 or 14.0% from $442,795 in fiscal 2000 to $380,847 in fiscal 2001. The decrease primarily is the result of certain amortization expense in fiscal year 2000, related to Healthwatch Technologies goodwill reaching full amortization, offset by amortization expense of $100,054 related to the Halis merger.

     Equity loss from investment in Halis decreased from $523,450 during fiscal 2000 to $356,313 during fiscal 2001. The $523,450 and $356,313 represent the pro-rata share of Halis' net loss during fiscal year 2000 and the eleven months ended May 31, 2001, respectively, plus charges totaling $184,532 and $169,154, respectively, for the amortization of the excess carrying value of the Halis investment over its underlying net asset value. The other-than temporary decline in investment in Halis of $472,810 in fiscal 2000 was a write down of the investment in Halis.

     Interest income of $110,606 in fiscal 2000 and $104,456 in fiscal 2001 are related to the investment in marketable securities.

     Gain on extinguishment of debt of $165,405 ($99,405 net of tax) in fiscal 2000 is attributable to a liability from the early 1990's related to a previously acquired, inactive subsidiary, that HealthWatch determined was no longer required. The Company has received no communication from the creditor and management believes that HealthWatch never will.

     Loss from impairment of intangible assets of $213,286 during fiscal 2000 relates to the write-off of an intangible asset associated with the Life Sciences business of HealthWatch Technologies.

     Interest expense decreased $428,495, from $455,875 in fiscal 2000 to $27,380 in fiscal 2001 primarily due to the beneficial conversion feature of $419,551 on warrants in connection with a line of credit offset recorded in fiscal year 2000.

Liquidity and Capital Resources

     At June 30, 2001, HealthWatch had cash of $264,862. During the fiscal year ended June 30, 2001, operating activities consumed $2,809,673 of cash as compared to $1,523,796 for the same period in fiscal 2000. The increase in cash used in operations for fiscal 2001 is primarily the result of increased cost to build the management team and payments to Halis under a business collaboraion agreement.

     Investing activities provided $3,115,368 and used $5,520,386 of cash during fiscal 2001 and 2000, respectively. The increase is primarily attributable to the proceeds from the sale of $4,000,000 of marketable securities and cash acquired in the merger of 120,365. Also during fiscal 2001 HealthWatch paid for certain expenses related to the Halis merger of 520,800. Other investing activities during fiscal 2001, consisted of $249,407 and $190,089 of capitalized MERAD technology costs and an increase in "Due from Halis," respectively.

     Due to HealthWatch's success in raising additional capital through the private placement of its securities, management has begun to implement its business plan, which includes securing the additional personnel needed to manage the marketing of its products and additional investment in research and development. During the quarter ended March 31, 2000, HealthWatch hired a Chief Operating Officer with an expertise in the healthcare information technology industry to assist HealthWatch in marketing and developing its products. The Company has also recently hired a Chief Financial Officer. In addition, HealthWatch merged with Halis, an information technology company which has developed transaction processing applications for the healthcare industry. HealthWatch and Halis have a long history with each other, as HealthWatch is the largest Halis shareholder. Management believes that securing the business contacts and application products of Halis, specifically the HES Systems, will provide HealthWatch with a key element needed to succeed in the development of its information technology business. Currently, HealthWatch does not have any material commitments outstanding for capital expenditures and does not anticipate making any material capital expenditures in the short term. However, HealthWatch is not currently generating positive cash flow from its operations, and does not currently have liquid assets necessary to sustain operations over the next twelve months. Management believes that it will be able to provide the necessary operating capital from sales of its products and services. However, if HealthWatch is unable to generate sufficient cash flow from its business it will be necessary to seek additional equity or debt financing.

ITEM 7.  FINANCIAL STATEMENTS.

     The following financial statements and reports of the Company's independent auditors are at the end of this report beginning at Page F-1:

HealthWatch, Inc. and Subsidiaries
----------------------------------

(1)   Report of Independent Public Accountants - Tauber & Balser, P.C.
(2)   Consolidated Balance Sheet as of June 30, 2001 and 2000
(3) Consolidated Statements of Operations For The Years Ended June 30, 2001 and 2000
(4) Consolidated Statements of Cash Flows For The Years Ended June 30, 2001 and 2000
(5) Consolidated Statements of Stockholders' Equity (Deficit) For The Years Ended June 30, 2001 and 2000
(6)   Notes to Consolidated Financial Statements

Halis, Inc. and Subsidiaries
----------------------------

(1)   Report of Independent Public Accountants - Tauber & Balser, P.C.
(2)   Consolidated Balance Sheet as of December 31, 2000
(3) Consolidated Statements of Operations For The Years Ended December 31, 2000 and 1999
(4) Consolidated Statements of Cash Flows For The Year Ended December 31, 2000 and 1999
(5) Consolidated Statements of Stockholders' Equity (Deficit) For The Years Ended December 31, 2000 and 1999
(6)   Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Executive Officers and Directors

     The following table sets forth information regarding current executive officers and directors of HealthWatch:



                  NAME             AGE                                       POSITION
Paul W. Harrison                    46      Chairman of the Board of Directors, President and Chief Executive Officer
David M. Engert                     50      Chief Operating Officer and Director
Marilyn May                         38      Vice President - Business Development
A. E. Harrison                      41      Vice President - Research & Development
Thomas C. Ridenour                  40      Chief Financial Officer
Harold Blue (1)                     40      Director
Robert Tucker                       67      Director
John R. Prufeta                     40      Director


     (1) Mr. Blue is the director representative of the Series D Preferred stockholders.

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

A.E. Harrison is Vice President of Research and Development. He has been with HealthWatch since April 1999. From 1995 to March 1999, Mr. Harrison served as Vice President of R&D for Halis. Previously, Mr. Harrison was in software development for HBO and Company, which is now McKesson HBOC (NYSE: MCK). Prior to HBOC, he was in several information technology companies including SOTRISS, Marcom, a publicly traded telecommunications company, and ITT, a diversified Fortune 500 communications company. A.E. Harrison and Paul W. Harrison, HealthWatch's Chairman, President and C.E.O., are brothers.

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

Recent Changes in Management

     On September 24, 2001, John R. Prufeta resigned as a director of HealthWatch. Mr. Prufeta served as a director of HealthWatch since July 14, 2000. HealthWatch has not received any written communication from Mr. Prufeta with regard to any disagreements with HealthWatch relating to its operations, policies or practices.

     On July 2, 2001, David M. Engert resigned as a director of HealthWatch. Mr. Engert served as a director of HealthWatch since June 1, 2000. HealthWatch has not received any written communication from Mr. Engert with regard to any disagreements with HealthWatch relating to its operations, policies or practices. On September 20, 2001, Mr. Engert resigned as Chief Operating Officer.

     On June 29, 2001, John Gruber resigned as a director of HealthWatch. Mr. Gruber served as a director of HealthWatch since September 28, 2000. HealthWatch has not received any written communication from Mr. Gruber with regard to any disagreements with HealthWatch relating to its operations, policies or practices.

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

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation earned during the fiscal year ended June 30, 2001 by HealthWatch's Chief Executive Officer and other officers or directors who received compensation of $100,000 or more in Fiscal 2001.

                        SUMMARY COMPENSATION TABLE


                                                                 Annual               Bonus or            Long-Term Compensation
            Name and Principal                   Fiscal          Salary      Other Annual Compensation    Awards/Number of Option
                 Position                         Year            ($)                  ($)(a)                 Shares Granted

Paul W. Harrison                                  2001        $124,717                   --                         75,000
President and Chief                               2000         176,000(c)                --                        200,000
Executive Officer                                 1999          75,000(d)                --                        116,667

David M. Engert (b)                               2001         168,205                   --                         50,000
Chief Operating Officer                           2000           --                      --                        110,000
                                                  1999           --                      --                             --

Thomas C. Ridenour (e)                            2001         145,102                   --                        100,000
Chief Financial Officer                           2000           --                      --                             --
                                                  1999           --                      --                             --


A. E. Harrison (g)                                2001        $132,982                   --                         25,000
Vice President                                    2000         118,577(f)                --                         50,000
                                                  1999          25,000                   --                             --


(a) HealthWatch pays for other perquisites. The aggregate amounts of these benefits do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus during the past fiscal year for the named executive officers.
(b) Mr. Engert became Chief Operating Officer of the HealthWatch effective April 24, 2000.
(c) Includes 9,333 shares of HealthWatch common stock valued at $17,500 paid in lieu of salary on December 14, 1999 and 20,000 shares of HealthWatch common stock valued at $37,500 paid in lieu of salary on February 16, 2000.
(d) Mr. Harrison entered into a consulting agreement in February 1999 whereby he was to receive a monthly fee of $12,500 effective as of January 1, 1999. As of June 30, 1999, $75,000 of consulting fees had accrued although Mr. Harrison received only $12,500 of this amount. The balance of $62,500 was paid in fiscal year 2000 on December 14, 1999 in the form of 33,334 shares of HealthWatch common stock.
(e) Mr. Ridenour became Chief Financial Officer of the HealthWatch effective August 23, 2000.
(f) Includes 6,667 shares of HealthWatch common stock valued at $12,501 paid in lieu of salary on December 14, 1999.
(g)  A.E. Harrison joined HealthWatch effective April 1, 1999.

Option Grants in Last Fiscal Year

     The following table sets forth stock options and stock purchase rights granted to each of the named executive officers during the fiscal year ended June 30, 2001. A total of 517,000 options and stock purchase rights were granted in fiscal 2001, all under the Company's stock option plans.

     Options and stock purchase rights were granted at an exercise price equal to the fair market value of HealthWatch's common stock, as determined by the board of directors, on the date of grant based on its current stock price as quoted on the Nasdaq SmallCap Market.

                       OPTION GRANTS IN LAST FISCAL YEAR


               Name                       Number of               Percent of Total              Exercise or          Expiration
                                       Options Granted           Options Granted to              Base Price             Date
                                                                    Employees and               (Per Share)
                                                              Directors in Fiscal 2001
Paul W. Harrison                            75,000                            14.5%              $ 0.875          11/10/10
David M. Engert                             50,000                             9.7%              $ 0.875          11/10/10
Thomas C. Ridenour                         100,000                            19.3%              $ 0.875          11/10/10
A. E. Harrison                              25,000                             4.8%              $ 0.875          11/10/10

Option Exercises and Holdings

     The following table sets forth for each of the named executive officers of HealthWatch certain information concerning the number of shares subject to both exercisable and unexercisable stock options at June 30, 2001. Also reported are values realized in respect thereof, by the named executive officers and the number of stock options and the value of said stock options held by the named executive officers as of June 30, 2001.


              Name                 Shares Acquired      Value Realized       Number of Unexercised        Value of Unexercised
                                     on Exercise              ($)              Options at 6/30/01        "in-the-money" Options
                                                                                  Exercisable/                Exercisable/
                                                                               Unexercisable                Unexercisable (a)
Paul W. Harrison (b)                     None                 --              747,200/49,500                      $0/0
David M. Engert                          None                 --              160,000/33,000                      $0/0
Thomas C. Ridenour                       None                 --              100,000/66,000                      $0/0
A. E. Harrison                           None                 --               75,000/16,500                      $0/0

(a) The market price of the HealthWatch's common stock on June 30, 2001 was $0.42 per share. None of these options were "in-the-money" at June 30, 2001.

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

Limitation of Liability and Indemnification Matters

     HealthWatch's Articles of Incorporation limits the liability of directors to the maximum extent permitted by Minnesota law. The HealthWatch Articles of Incorporation provide that a director shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for:

     o liability based on a breach of the duty of loyalty to the corporation or its stockholders;
     o liability for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
     o  liability of directors for improper distributions; or
     o liability for any transaction in which a director derived an improper personal benefit.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to beneficial ownership of the HealthWatch common stock by each person who beneficially owns more than 5% of the HealthWatch common stock, by each of its executive officers named in the management section, by each of its directors, and by all executive officers and directors as a group. The table shows the number of shares and the percentage of the HealthWatch common stock owned as of August 31, 2001. Unless otherwise indicated, HealthWatch believes all persons in the table have sole voting and investment power for all shares beneficially owned by them.


                                                       Number of Shares
                                                        of HealthWatch                     Percentage of
                                                         Common Stock                    Outstanding Shares
                                                         Beneficially                       Beneficially
                  Name of Beneficial Owner                   Owned                           Owned (1)
                  ------------------------                   -----                           ------

Paul W. Harrison (2)                                      1,489,284                            18.01%
Thomas C. Ridenour                                          108,150                             1.57%
Harold Blue                                                  50,000                               --
David M. Engert (3)                                         251,456                             3.58%
Robert Tucker                                                50,000                               --
John R. Prufeta (4)                                          58,929                               --
J.F. Shea, Inc. (5)                                         285,828                             4.05%
Robert Priddy (5)                                           285,828                             4.05%
Rush and Company (6)                                        214,371                             3.07%
All Directors & Executive Officers as a
Group (10 persons) (7)                                    2,032,819                            23.07%

(1) Based on 4,453,377 shares of outstanding HealthWatch common stock as of August 31, 2001, plus the shares of common stock currently issuable upon the conversion of all outstanding shares of Series C Preferred (213,333) and (2) all outstanding shares of the Series D Preferred (2,111,683).
(2) Includes 422,972 shares subject to warrants and options exercisable within 60 days.
(3) Includes 123,333 shares subject to warrants and options exercisable within 60 days.
(4) Includes 8,929 shares of common stock issuable upon conversion of Series D Preferred and warrants exercisable within 60 days.
(5) Includes 285,714 shares of common stock issuable upon conversion of Series D Preferred and warrants exercisable within 60 days.
(6) Includes 214,286 shares of common stock issuable upon conversion of Series D Preferred and warrants exercisable within 60 days.
(7) Includes 655,244 shares subject to Series C Preferred, Series D Preferred, warrants and options exercisable within 60 days.

     Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, the persons named in the table above have sole voting and investment power with respect to all shares of HealthWatch common stock shown as beneficially owned by them. Mr. Harrison's, Mr. Ridenour's and Mr. Engert's address is 1100 Johnson Ferry Road, Suite 670, Atlanta, Georgia 30342. Mr. Blue's address is 2555 Davie Road, Suite 110, Ft, Lauderdale, Florida 33317. Mr. Tucker's address is 555 Sun Valley Drive, Suite P-1, Roswell, Georgia 30076. Mr. Prufeta's address is 305 Madison Avenue, Suite 2033, New York, New York 10165.

     The percentages shown are calculated based upon 4,453,377 shares of HealthWatch common stock outstanding on August 31, 2001 and 2,111,683 shares issuable upon conversion of the Series C and D Preferred. In calculating the percentage of ownership, all shares of HealthWatch common stock that the identified person or group had the right to acquire within 60 days of August 31, 2001 upon the exercise of options and warrant are deemed to be outstanding for the purpose of computing the percentage of shares of HealthWatch common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of HealthWatch common stock owned by any other person.

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

     Private Placements between Halis, HealthWatch and PHE

     During the first quarter of fiscal year 1998, HealthWatch entered into an agreement with Halis pursuant to which Halis acquired 83,333 shares of HealthWatch common stock for a purchase price of $125,000. During the second quarter of fiscal year 1998 and prior to its acquisition by HealthWatch, PHE transferred 500,000 shares of Halis common stock to HealthWatch in exchange for 400,000 shares of HealthWatch common stock. During February 1998, PHE exchanged an additional 1,400,000 shares of Halis common stock for 488,400 shares of HealthWatch common stock. The exchange ratio was based upon the market value for each company's common stock at the time that the transaction was negotiated. For purposes of the above transactions, the fair market value of each company's common stock was determined by reference to the then trading price of such common stock on the over-the-counter market with respect to Halis and on the Nasdaq SmallCap Market with respect to HealthWatch. Adjustments were then negotiated to the exchange ratio to reflect that the transactions related to blocks of Halis common stock larger than would be purchasable in a short period of time over-the-counter. At that time, there was relatively active trading in Halis common stock over-the-counter, but relatively low volume per day, making the acquisition of a large block of stock more difficult in the open market. As a result of these transactions, at September 30, 1998 PHE held 888,400 shares of HealthWatch common stock. As a result of the acquisition of PHE by HealthWatch on October 2, 1998, these shares became treasury shares and are not outstanding. None of the references to the shares of HealthWatch common stock held or acquired by PHE above include shares owned directly by Mr. Harrison nor do they reflect the five-for-one reverse stock split effected by HealthWatch in December 1999. At the time of the PHE acquisition, Mr. Harrison owned 1,203,849 shares of PHE (approximately 37.5%) and 246,123 shares of HealthWatch (approximately 10%).

                   Summary of Private Placement Transactions

                                                                                                             Fair Market
     Party                        Value Received                             Value Paid                         Value
     -----                        --------------                             ----------                         -----
HealthWatch           (1) $125,000                                 83,333 shares of HealthWatch                $125,000
                                                                   common stock
                      (2) 500,000 shares of Halis                  400,000 shares HealthWatch                   779,759
                      common stock                                 common stock
                      (3) 1,400,000 shares of Halis                488,400 shares of HealthWatch                448,836
                      common stock                                 common stock
Halis                 (1) 83,333 shares of HealthWatch             $125,000                                     125,000
                      common stock
PHE                   (2) 400,000 shares of HealthWatch            500,000 shares of Halis common               779,759
                      common stock                                 stock
                      (3) 488,400 shares of HealthWatch            1,400,000 shares of Halis common             448,836
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

     In addition to the issuance of the Series P Preferred, the PHE stockholders are entitled to be paid royalties based on revenues derived by HealthWatch from the sale of software developed utilizing the MERAD technology. In connection with HealthWatch's merger with PHE, each PHE stockholder entered into an Additional Consideration Agreement with HealthWatch which provided that such PHE stockholder would receive a pro-rata share of the total additional consideration to be paid to all PHE stockholders based on the his pro-rata ownership of PHE at the time of the merger. The additional consideration to be paid was a separate component of the purchase price paid in the merger designed to protect the PHE stockholders from selling their company at an artificially low valuation if the MERAD technology achieved the value the parties believed it would at the time. Originally, the additional consideration was to be paid in equal amounts of cash and HealthWatch common stock based on sales of MERAD-related products equal to 5% of the first $1,000,000 of gross revenues related to sales of the MERAD technology and 10% of revenues thereafter in any fiscal year. The additional consideration was payable quarterly for a period of ten years or until HealthWatch had paid in the aggregate $7,000,000 in additional consideration. During fiscal 2000, the former PHE stockholders, as a group, earned $20,420 as additional consideration. During Fiscal 2001, the former PHE Stockholders, as a group, earned $1,080 as additional consideration. During fiscal 2000, HealthWatch paid $53,283 in HealthWatch common stock and $55,334 in cash to former PHE stockholders in additional consideration, and $7,321 is owed and unpaid as of June 30, 2001. HealthWatch believes that the terms of the PHE acquisition were at the fair market value and that the terms were no less favorable than it could have obtained from unaffiliated third parties.

                     Summary of Consideration Paid/Received
                       in HealthWatch's Acquisition of PHE

                      Party                                        Description                 Fair Market Value
                      -----                                        -----------                 -----------------
Paul W. Harrison .......................    25,080 shares of Series P Preferred                    $1,237,389
                                            116,667 HealthWatch common stock options                       (1)
                                            Additional Consideration Agreement                             (2)

David M. Engert ........................    3,117 shares of Series P Preferred                      $ 153,786
                                            Additional Consideration Agreement                             (2)

All PHE Stockholder as a                    66,886 shares of Series P Preferred                  $3.3 Million
  group (55 persons) ...................    116,667 HealthWatch common stock options                       (1)
                                            Additional Consideration Agreement                             (2)

(1) The stock options were issued with an exercise price equal to HealthWatch's fair market value at the time of issuance.

(2)  Not determinable. The total paid to date under the agreement is $114,857.

     In connection with the closing of a completed private placement in fiscal 2000, Paul W. Harrison, HealthWatch's Chairman, Chief Executive Officer and President, and David M. Engert, HealthWatch's Chief Operating Officer and a director (who were both former PHE stockholders), waived any and all future payments of additional consideration. The remaining PHE stockholders have been asked to agree to the following amendments to their respective Additional Consideration Agreements: First, the additional consideration is to be calculated based on a fixed percentage (3%) of gross revenues each fiscal year from sales of the MERAD technology. In addition, HealthWatch has the option to pay the additional consideration in cash, or in a combination comprised of one-half cash and one- half shares of HealthWatch common stock. Although the maximum aggregate payment to be made under the Additional Consideration Agreements is still $7,000,000, the payout period has been extended from ten years to fifteen years. As of September 30, 2000, all but three of the PHE stockholders have agreed to these amendments.

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

     Effective October 10, 1997, PHE and Paul W. Harrison entered into a consulting agreement with HealthWatch which expired on December 31, 1998. The agreement provided for, among other things, the payment to PHE commencing on January 1, 1998 of $5,000 per month, Mr. Harrison's continued service on the board of directors, the granting of a five- year non-statutory stock option to Mr. Harrison representing the right to acquire up to 50,000 shares of HealthWatch common stock at the then fair market value for the HealthWatch common stock. In addition, HealthWatch agreed to make a loan to Mr. Harrison of up to $200,000 payable in four equal annual installments with interest to accrue at 7% per annum to cover tax liabilities arising from the stock swaps with PHE. Despite that loan commitment, Mr. Harrison never requested nor received a loan from HealthWatch. In May 1998, the exercise price for the stock options were repriced to $3.30 per share. None of the options have been exercised. In February 1999, the consulting agreement was modified to remove PHE as a party and to provide for the payment of $12,500 to Paul W. Harrison on a monthly basis to manage HealthWatch, effective as of January 1, 1999.

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

                          Summary of Other Transactions


                  Parties                         Description of Transaction                        Consideration
                  -------                         --------------------------                        -------------
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

     On May 31, 2001, Halis, Inc. merged into Healthwatch Merger Sub, Inc., a wholly owned subsidiary of HealthWatch, Inc. whereby the Company issued 2,268,419 registered shares of its common stock in exchange for all of the outstanding shares of Halis (an exchange ratio of one share of HealthWatch common stock for twenty shares of Halis common stock). The total consideration has been valued at $5,417,785 as of May 31, 2001 which is comprised of the fair market value of the HealthWatch shares issued in the transaction, or $3,039,682 (2,268,419 shares at the trading price at June 30, 2000 of $1.34 per share), plus the book value of HealthWatch's investment in and advances to Halis at May 31, 2001, or $2,028,277 plus net liabilities assumed of $349,826.

     Under the Agreement and Plan of Merger, the holders of other convertible securities (i.e. warrants and options) of Halis received convertible securities of the Company having similar terms and conditions.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

   (a)   Listing of Exhibits:

2.0 Agreement and Plan of Merger dated as of September 30, 1998 among HealthWatch, Inc., MERAD Software, Inc. and Paul Harrison Enterprises, Inc. (10).
2.1   Letter of Intent between HealthWatch, Inc. and Halis, Inc. dated
      March 8th, 2000. (14)
2.2 Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated June 29, 2000. (15)
3.1   Articles of Incorporation, as amended, of the Company (2).
3.2   Bylaws, as amended, of the Company (3).
4.1   Specimen form of the Company's Common Stock certificate (3).
4.2   HealthWatch, Inc. Stock Option Plan of 1989 (4).
4.3   Form of Incentive Stock Option Agreement (4).
4.4   Form of Nonstatutory Stock Option Agreement (4).
4.5   HealthWatch, Inc. Stock Option Plan of 1993 (5).
4.6   HealthWatch, Inc. Stock Option Plan of 1995 (6).
4.7   HealthWatch, Inc. 1995 Stock Grant and Salary Deferral Plan (6).
4.8 Subscription and Purchase Agreement dated as of the 14th day of August 1992 between the Company and the Purchasers of the Company's 10% convertible senior debentures due 1997 (including as an appendix thereto the form of the debenture certificate) (7).
4.9 Subscription and Purchase Agreement between HealthWatch, Inc. and Halis, Inc. (8).
4.10 Certificate of the Designation, Preferences, Rights and Limitations of the 6% Series A Convertible Preferred Stock of HealthWatch, Inc. (11)
4.11 Certificate of the Designation, Preferences, Rights and Limitations of the Series P Preferred Stock of HealthWatch, Inc. (11)
4.12 Certificate of the Designation, Preferences, Rights and Limitations of the Series C 8% Convertible Preferred Stock of HealthWatch, Inc. Dated
      March 20th, 2000 and filed with the Minnesota Secretary of State on
      March 20th, 2000. (13)
4.13 Certificate of the Designation, Preferences, Rights and Limitations of the Series D 8% Convertible Preferred Stock of HealthWatch, Inc. Dated
      March 20th, 2000 and filed with the Minnesota Secretary of State on
      March 20th, 2000. (13)
10.1 Business Collaboration Agreement dated as of October 10, 1997 between the Company and Halis, Inc. (9).
10.2 Consulting Agreement dated as of October 10, 1997 among the Company, Paul Harrison Enterprises, Inc. and Paul Harrison (9).
10.3 Consulting Agreement dated as of October 10, 1997 between the Company and Larry Fisher (9).
10.4  Amendment to the Business Collaboration Agreement dated as of
      September 20, 2000 between HealthWatch, Inc., and Halis, Inc. (15)
16.1  Letter on Change in Certifying Accountant (12).
21    Subsidiaries of the Company at June 30, 2000 (15).
23.2  Consent of Tauber & Balser, P.C. with regard to HealthWatch, Inc. (1)
23.3  Consent of Tauber & Balser, P.C. with regard to Halis, Inc. (1)
----------

(1)  Filed herewith.

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

(b)

During the quarter ended June 30, 2001, the Registrant filed no reports on Form 8-K.

                       HEALTHWATCH, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

                       HEALTHWATCH, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                   Page
                                                                   ----

Independent Auditors' Report....................................... F-1

Consolidated Balance Sheet......................................... F-2

Consolidated Statements of Operations.............................. F-3

Consolidated Statements of Cash Flows.............................. F-4

Consolidated Statements of Shareholders' Equity.................... F-6

Notes to Consolidated Financial Statements......................... F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
HealthWatch, Inc.

We have audited the accompanying consolidated balance sheet of HealthWatch, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthWatch, Inc. and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Tauber and Balser, P.C.
-----------------------------------
Atlanta, Georgia
October 11, 2001

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001

                                     ASSETS
CURRENT ASSETS
     Cash                                                         $     264,862
     Restricted cash                                                      8,487
     Accounts receivable                                                295,041
     Inventory                                                           27,543
     Deferred income taxes                                               45,000
     Other current assets                                               233,540
                                                                  -------------

         TOTAL CURRENT ASSETS                                           874,473
                                                                  -------------


OTHER ASSETS
     Property and equipment, net                                        353,846
     Intangible assets, net                                           6,823,099
     Other assets                                                        14,970
                                                                  -------------

         TOTAL OTHER ASSETS                                           7,191,915
                                                                  -------------

              TOTAL ASSETS                                        $   8,066,388
                                                                  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                        $   1,254,318
     Accrued payroll and payroll taxes                                   97,456
     Deferred revenue and customer deposits                               8,487
     Debentures payable                                                  25,000
     Deferred rent obligation                                            99,476
     Obligations under capital leases - current portion                  62,248
     Note payable to a bank                                             218,427
     Income taxes payable                                                43,612
                                                                  -------------

         TOTAL CURRENT LIABILITIES                                    1,809,024
                                                                  -------------

LONG-TERM DEBT
     Obligations under capital leases - net of current portion          114,048
                                                                  -------------

         TOTAL LIABILITIES                                            1,923,072
                                                                  -------------

SHAREHOLDERS' EQUITY
     Cumulative preferred stock, 15,000,000 shares authorized,
     $.05 par value; $11,144,800 liquidation preference:
         Series P, 66,886 shares issued and outstanding                   3,344
         Series C, 4,000 shares issued and outstanding                      200
         Series D, 74,005 shares issued and outstanding                   3,701
     Common stock, $.05 par value; 50,000,000 shares authorized:
         2,710,313 shares issued and outstanding                        135,516
         1,743,064 shares to be issued                                   87,153
     Additional paid-in capital                                      41,014,520
     Unearned compensation                                              (98,662)
     Accumulated deficit                                            (35,002,456)
                                                                  -------------

         TOTAL SHAREHOLDERS' EQUITY                                   6,143,316
                                                                  -------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   8,066,388
                                                                  =============

        The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                      2001              2000
                                                                                  -------------     ------------
SALES                                                                             $     641,978     $    551,682
COST OF SALES                                                                            59,548          193,952
                                                                                  -------------     ------------
     GROSS PROFIT                                                                       582,430          357,730
                                                                                  -------------     ------------

OPERATING EXPENSES
     Selling, general and administrative                                              3,665,770        1,964,127
     Depreciation and amortization                                                      380,847          442,795
     Research and development                                                           213,409          136,780
                                                                                  -------------     ------------
                                                                                      4,260,026        2,543,702
                                                                                  -------------     ------------

OPERATING LOSS                                                                       (3,677,596)      (2,185,972)
                                                                                  -------------     ------------

OTHER INCOME (EXPENSE)
     Loss from investment in Halis, Inc.                                               (356,313)        (523,450)
     Other-than-temporary decline in value of investment in Halis, Inc.                       -         (472,810)
     Loss from impairment of intangible assets                                                -         (213,286)
     Realized gain on marketable securities                                              19,466
     Interest income                                                                    104,456          110,606
     Interest expense                                                                   (27,380)        (455,875)
                                                                                  -------------     ------------
                                                                                       (259,771)      (1,554,815)
                                                                                  -------------     ------------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                                      (3,937,367)      (3,740,787)

INCOME TAX BENEFIT                                                                            -           66,000
                                                                                  -------------     ------------

LOSS BEFORE EXTRAORDINARY ITEM                                                       (3,937,367)      (3,674,787)

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT
     OF DEBT (NET OF INCOME TAX OF $66,000)                                                   -           99,405
                                                                                  -------------     ------------

NET LOSS                                                                          $  (3,937,367)     $(3,575,382)
                                                                                  =============      ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE
     Loss before extraordinary item                                               $  (3,937,367)     $(3,674,787)
     Less preferred stock dividends (undeclared)                                        889,584          425,304
     Less amortization of beneficial conversion option on Series D and
         Series P preferred stock                                                     5,313,002        1,884,700
                                                                                  -------------     ------------
     Loss available to common shareholders before extraordinary item                (10,139,953)      (5,984,791)
     Extraordinary item                                                                       -           99,405
                                                                                  -------------    -------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                         $ (10,139,953)     $(5,885,386)
                                                                                  =============      ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
     Loss before extraordinary item                                               $       (4.26)    $      (3.89)
     Extraordinary item                                                                       -              .07
                                                                                  -------------     -----------
     Net loss                                                                     $       (4.26)    $      (3.82)
                                                                                  =============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                                                      2,378,687        1,538,924
                                                                                  =============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                       2001             2000
                                                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $ (3,937,367)    $ (3,575,382)
                                                                                   ------------     ------------
     Adjustments:
        Depreciation                                                                     32,215           18,163
        Amortization                                                                    348,632          424,632
        Loss on disposal of equipment                                                         -            4,757
        Loss from investment in Halis, Inc.                                             356,313          523,450
        Decline in value of investment in Halis, Inc.                                         -          472,810
        Loss from impairment of intangible assets                                             -          213,286
        Gain on sale of marketable securities                                           (19,466)               -
        Common stock issued for services                                                      -          474,987
        Stock options issued for services                                                28,189                -
        Interest expense from issuance of warrants in connection
           with short-term financing                                                          -          419,551
        Gain on extinguishment of debt                                                        -         (165,405)
        Changes in assets and liabilities, net of the effects of the
           Halis, Inc. acquisition in 2001:
               Restricted cash                                                           72,081                -
               Accounts receivable                                                       90,854           63,369
               Inventory                                                                  7,934           48,387
               Other current assets                                                      15,576         (256,362)
               Other assets                                                              26,030           (4,550)
               Accounts payable and accrued expenses                                    249,907         (165,449)
               Deferred revenue and customer deposits                                   (80,571)         (20,040)
                                                                                   ------------     ------------
                  Total adjustments                                                   1,127,694        2,051,586
                                                                                   ------------     ------------
        Net cash used in operating activities                                        (2,809,673)      (1,523,796)
                                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                (113,067)         (15,178)
     Purchase of Halis, Inc. stock                                                            -       (1,000,000)
     Purchase of marketable securities                                                        -       (4,000,000)
     Proceeds from sale of marketable securities                                      4,068,366                -
     Increase in due from Halis, Inc.                                                  (190,089)        (287,712)
     Cash acquired in merger                                                            120,365                -
     Capitalized merger costs                                                          (520,800)               -
     Purchase of intangible assets, capitalized MERAD
        technology costs and other                                                     (249,407)        (217,496)
                                                                                   ------------     ------------
        Net cash provided (used) in investing activities                              3,115,368       (5,520,386)
                                                                                   ------------     ------------

       The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                       2001              2000
                                                                                   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on obligations under capital leases                        $     (6,087)    $          -
     Principal payments on note payable to a bank                                        (2,110)               -
     Payment of margin loan                                                             (48,900)               -
     Proceeds from issuance of preferred stock, net of
        stock issue costs of $842,353                                                         -        6,962,522
     Proceeds from issuance of common stock                                                   -           50,000
     Proceeds from exercise of warrants                                                       -           26,178
                                                                                   ------------     ------------
        Net cash (used) provided by financing activities                                (57,097)       7,038,700
                                                                                   ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                         248,598           (5,482)

CASH, BEGINNING OF YEAR                                                                  16,264           21,746
                                                                                   ------------     ------------

CASH, END OF YEAR                                                                  $    264,862     $     16,264
                                                                                   ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest                                                        $     16,345     $     20,725
                                                                                   ============     ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended June 30, 2001, the Company issued and will issue 2,268,419 shares of its common stock valued at $3,039,682 in connection with the Halis, Inc. merger (see Note C). In conjunction with the acquisition, the fair value of assets acquired and liabilities assumed was $915,829 and $1,265,655, respectively.

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

     The Company borrowed $48,900 from a financial institution in connection with its marketable securities acquisition, and this margin loan is included in accounts payable at June 30, 2000.

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

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                                   Preferred Stock             Common Stock          Additional
                                                               -----------------------   -----------------------       Paid-in
                                                                  Shares      Amount        Shares      Amount         Capital
                                                               ------------ ----------   ------------ ----------     ----------
Balance at June 30, 1999                                          295,886    $  14,794       657,135   $  32,857    $ 22,077,549
Comprehensive Loss:
    Net loss                                                            -            -             -          -                -
    Unrealized holding loss on marketable securities                    -            -             -          -                -

Total Comprehensive Loss

Conversion of Series A preferred stock                           (224,000)     (11,200)      734,908      36,745         (25,545)
Common stock issued                                                     -            -       367,957      18,398         733,994
Conversion of debentures and related interest payable                   -            -       316,990      15,849         578,507
Common stock warrants issued in connection with
    short-term financing                                                -            -             -           -         419,551
Common stock warrants exercised                                         -            -       242,961      12,148          14,030
Common stock retired in cashless exercise of warrants                   -            -      (177,200)     (8,860)          8,860
Series C preferred stock issued in private offering                 4,000          200             -           -         374,800
Series D preferred stock issued in private offering                74,130        3,707             -           -       6,583,815
Amortization of discount related to beneficial
    conversion option on Series D and Series P
    preferred stock                                                     -            -             -           -       1,884,700
                                                               ----------    ---------    ----------   ---------    ------------
Balance at June 30, 2000                                          150,016        7,501     2,142,751     107,137      32,650,261
Comprehensive Loss:
    Net loss                                                            -            -             -           -               -
    Unrealized holding loss on marketable securities                    -            -             -           -               -

Total Comprehensive Loss

Conversion of Series A preferred stock                             (5,000)        (250)       50,593       2,530          (2,280)
Conversion of Series D preferred stock                               (125)          (6)        3,571         179            (173)
Common stock issued in merger                                           -            -     2,268,419     113,420       2,926,262
Treasury shares retired                                                                      (16,667)       (833)            833
Stock options issued for services                                       -            -             -           -         126,851
Amortization of unearned compensation                                   -            -             -           -               -
Other                                                                   -            -         4,710         236            (236)
Amortization of discount related to beneficial
    conversion option on Series D and Series P
    preferred stock                                                     -            -             -           -       5,313,002
                                                               ----------    ---------    ----------   ---------    ------------
Balance at June 30, 2001                                          144,891    $   7,245     4,453,377   $ 222,669    $ 41,014,520
                                                               ==========    =========    ==========   =========    ============


                                                                                               Accumulated
                                                                                                  Other            Total
                                                                 Unearned     Accumulated     Comprehensive    Shareholders'
                                                               Compensation     Deficit           Loss            Equity
                                                               ------------   ------------    -------------    ------------
Balance at June 30, 1999                                          $       -   $(20,292,005)   $          -       $ 1,833,195
Comprehensive Loss:
    Net loss                                                              -     (3,575,382)              -        (3,575,382)
    Unrealized holding loss on marketable securities                      -              -        (113,400)         (113,400)
                                                                                                                 -----------
Total Comprehensive Loss                                                                                          (3,688,782)
                                                                                                                 -----------
Conversion of Series A preferred stock                                    -              -               -                 -
Common stock issued                                                       -              -               -           752,392
Conversion of debentures and related interest payable                     -              -               -           594,356
Common stock warrants issued in connection with
    short-term financing                                                                 -               -           419,551
Common stock warrants exercised                                           -              -               -            26,178
Common stock retired in cashless exercise of warrants                     -              -               -                 -
Series C preferred stock issued in private offering                       -              -               -           375,000
Series D preferred stock issued in private offering                       -              -               -         6,587,522
Amortization of discount related to beneficial
    conversion option on Series D and Series P
    preferred stock                                                       -     (1,884,700)              -                 -
                                                                  ---------   ------------    ------------       -----------
Balance at June 30, 2000                                                  -    (25,752,087)       (113,400)        6,899,412
Comprehensive Loss:
    Net loss                                                              -     (3,937,367)              -        (3,937,367)
    Unrealized holding loss on marketable securities                      -              -         113,400           113,400
                                                                                                                 -----------
Total Comprehensive Loss                                                                                          (3,823,967)
                                                                                                                 -----------
Conversion of Series A preferred stock                                    -              -               -                 -
Conversion of Series D preferred stock                                    -              -               -                 -
Common stock issued in merger                                             -              -               -         3,039,682
Treasury shares retired                                                   -              -               -                 -
Stock options issued for services                                  (126,851)             -               -                 -
Amortization of unearned compensation                                28,189              -               -            28,189
Other                                                                     -              -               -                 -
Amortization of discount related to beneficial
    conversion option on Series D and Series P
    preferred stock                                                       -     (5,313,002)              -                 -
                                                                  ---------   ------------    ------------       -----------
Balance at June 30, 2001                                          $ (98,662)  $(35,002,456)   $          -       $ 6,143,316
                                                                  =========   ============    ============       ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

HealthWatch, Inc. ("HealthWatch") and subsidiaries (collectively the "Company") was founded in 1983 and while continuing to be a supplier of parts and services for noninvasive vascular diagnostic medical instruments to hospitals and medical clinics throughout the United States, continues to evolve into primarily a software information technology ("IT") company. The Company's virtual software application utility (the "MERAD Technology") utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in virtually unlimited numbers of combinations to provide efficient applications that can be accessed in both an Internet and Intranet environment. Headquartered in Atlanta, Georgia, HealthWatch has research and development, marketing, sales and support capabilities in the healthcare IT sector.

The Company's objective is to become a leading provider of enterprise software applications to process and manage transactions for physician offices, hospitals, outpatient clinics, and other healthcare providers. As part of this plan, the Company will offer and market an enterprise software solution, known as the Healthcare Enterprise System (the "HES System"). The HES System uses proprietary technology to distribute, in a compressed digital format, one system that includes over 30 integrated applications for the management of a healthcare enterprise's resources, patient data, clinical data, and finances. The HES System was designed and built using the Company's software application utility, the "MERAD Technology".

Principles of Consolidation and Accounting for Investee

The consolidated financial statements include the accounts of HealthWatch, Inc. and its wholly-owned subsidiaries MERAD Software, Inc., Healthwatch Merger Sub, Inc, and HealthWatch Technologies, Inc. and their wholly-owned subsidiaries. During fiscal 2000 and through May of fiscal 2001, the Company's investment in Halis, Inc. ("Halis"), a company in which it had the ability to exercise significant influence over operating and financial policies, was accounted for under the equity method. Accordingly, HealthWatch's share of the net losses of Halis is included in consolidated net loss through May 2001. On May 31, 2001, Halis merged with and into Healthwatch Merger Sub, Inc., a wholly-owned subsidiary of HealthWatch, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory

Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market. During fiscal 2000, approximately $35,000 of inventory was charged to operations - cost of sales as the products were determined to be obsolete.

Marketable Securities

The securities were available-for-sale and were stated at market value.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Intangible Assets

Intangible assets are being amortized over five years using the straight-line method.

The Company has capitalized direct costs incurred in the modification of its MERAD Technology, giving it Internet application ability. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," these costs have been capitalized beginning at the point that technological feasibility of the modification was established through the period to when the product was available for general release to customers. These costs are being amortized over a period of five years on a straight-line basis.

Significant Estimates

Management has estimated the undiscounted future cash flows that are expected to result from the use of its technology. These estimates are based on current letters of intent and anticipated future sales. Achieving these estimates depends on the Company's success in implementing its sales plan and penetrating the market with its available resources. Management's estimates of projected cash flows are subject to risks and uncertainties of change affecting the recoverability of the Company's intangible assets. Although management has made its best estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its technology and the need for asset impairment write-downs. As a result, the carrying amount of the Company's intangible assets of approximately $6.8 million may be reduced materially in the near term.

Stock-Based Compensation

The Company records compensation expense in conjunction with the issuance of its common stock and stock options and stock warrants to non-employees for various consulting services in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, stock-based compensation is recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For recording stock-based compensation to employees, the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under APB 25, compensation expense is measured by the fair value of the Company's stock at the measurement date less the amount, if any, that the employee is required to pay.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unearned Compensation

Compensation expense recorded for stock options issued to directors for services was charged to stockholders' equity and is being amortized over the vesting period of three years.

Net Loss Per Share

SFAS No. 128, "Earnings Per Share," requires basic and dilutive earnings per share presentation. Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, stock warrants, and convertible debt and stock. The common shares to be issued at June 30, 2001 have been included in the weighted average share calculation for one month in fiscal 2001.

As the Company's stock options, stock warrants, and convertible debt and stock are antidilutive for all periods presented, dilutive loss per share is the same as basic loss per share. At June 30, 2001 and 2000, outstanding stock options, stock warrants, and convertible debt and stock to purchase 7,823,956 and 6,954,411 shares, respectively, of the Company's common stock were not included in the computation of diluted loss per share as their effect would be antidilutive.

Revenue Recognition

Revenue consists of software licensing fees, product and supply sales, consulting services, and third party claims processing fees. The Company recognizes revenue from product sales at the time ownership transfers to the customer, principally at shipment. Revenues from licensing agreements are recognized after shipment of the product and fulfillment of acceptance terms, provided no significant obligations remain and collection of resulting receivables are deemed probable. Service revenues are recognized when the services are performed. Claims processing fees are recognized monthly as services are performed, with fees computed based on a percent premium or a fee per participant.

Restricted Cash

The Company, through its third party claims administration subsidiary, received prepayments for the payment of premiums and claims to be paid on behalf of its customers. As of June 30, 2001, the Company had $8,487 of such prepayments, and related deferred revenue and customer deposits of $8,487.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash - Agency Accounts

The Company, through its third party claims administration subsidiary, maintains custody of cash funds on behalf of some of its customers for the payment of insurance premiums to carriers and medical claims for covered individuals. The Company has custody of the funds but no legal right to them. Therefore, the cash balances and related liabilities are not reflected in the Company's balance sheet. At June 30, 2001, the Company maintained custody of approximately $1.1 million of customer funds at one bank, which amount exceeded FDIC insurance.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheet for cash and accounts receivable approximate their fair values due to the short maturities of those instruments. Management believes it is not practicable to estimate the fair value of its liability financial instruments because of the uncertainty related to its ability to continue as a going concern and its current liquidity difficulties.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002, but may adopt the new statement beginning July 1, 2001. The Company is currently evaluating the effects that adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position. As of June 30, 2001, the Company has intangible assets, net of accumulated amortization, of approximately $6.8 million, which will be subject to the transitional provisions of SFAS No.
142. Amortization expense was $348,632 and $424,632 for the years ended June 30, 2001 and 2000, respectively.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE B - OPERATIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred net losses of $3,937,367 and $3,575,382 for the years ended June 30, 2001 and 2000, respectively, and had a working capital deficiency of $934,551 at June 30, 2001. The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash in its operating activities during the years ended June 30, 2001 and 2000 and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital and improved operations will be needed to sustain the Company's operations.

During the fourth quarter of fiscal 2001, the Company completed the merger with Halis bringing the HES System, owned by Halis, and related technologies, owned by the Company, together under one corporate structure. In addition, the Company completed additional upgrades to the HES System. The net loss for the fiscal year ended June 30, 2001 reflects the Company's preparation for market penetration of its enterprise software solutions.

Management's operating plan is to fund future operations by licensing the Company's technology assets to organizations that have significant numbers of users. Beginning July 2001, the Company entered into certain letters of intent with these types of organizations. Through these agreements and future agreements, the Company expects to generate sufficient cash flows to cover its operating costs and to improve its financial position. In addition, the Company significantly reduced its operating expenses beginning July 2001.

In view of the matters described, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE C - MERGER OF HEALTHWATCH AND HALIS

On May 31, 2001, Halis merged with and into Healthwatch Merger Sub, Inc., a wholly-owned subsidiary of HealthWatch, whereby the Company issued or will issue 2,268,419 registered shares of its common stock in exchange for all of the outstanding shares of Halis (an exchange ratio of one share of HealthWatch common stock for twenty shares of Halis common stock). As of June 30, 2001, 1,743,064 of these shares had not yet been issued to Halis shareholders in accordance with the merger agreement. The total consideration has been valued at $5,417,785, which is comprised of the fair value of the HealthWatch shares issued in the transaction, or $3,039,682 (2,268,419 shares at the trading price at June 30, 2000 (the consummation date) of $1.34 per share), plus the book value of HealthWatch's investment in and advances to Halis at May 31, 2001, or $2,028,277, plus the net liabilities assumed of $349,826.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE C - MERGER OF HEALTHWATCH AND HALIS (CONTINUED)

Under the Agreement and Plan of Merger, the holders of other convertible securities (i.e. warrants and options) of Halis received convertible securities of the Company having similar terms and conditions.

The Company has accounted for the acquisition under the purchase method of accounting. In accordance with Staff Accounting Bulletin No. 97 ("SAB 97"), HealthWatch has been identified as the accounting acquirer since its shareholders will hold the majority of the voting rights (approximately 66%) in the combined company. The total voting rights include the voting rights of the common shareholders and the Series C and Series D preferred shareholders (see
Note I).

Under the purchase method of accounting, the assets and liabilities of Halis are recorded at their fair market value as of the date of the acquisition. The excess purchase price over the fair market value of the net tangible assets acquired has been identified as an intangible asset related to the HES Technology and will be amortized over a five year period. The results of operations of Halis have been included in the consolidated results from the date of acquisition.

Summarized below is the unaudited pro forma consolidated statements of operations as if the acquisition took place on July 1, 2000 for fiscal 2001 and July 1, 1999 for fiscal 2000.

                                                                              2001               2000
                                                                        ----------------   ----------------

         Net sales                                                         $ 4,561,595         $ 4,856,496
         Loss from operations                                              $(5,005,118)        $(3,889,809)
         Loss before extraordinary item                                    $(5,230,022)        $(5,088,341)
         Net loss                                                          $(5,230,022)        $(4,922,936)

         Loss per share:
              Loss available to common shareholders before
                 extraordinary item                                        $     (2.56)        $     (1.95)
              Net loss available to common shareholders                    $     (2.56)        $     (1.91)

         Weighted average number of common shares
              outstanding                                                    4,460,660           3,788,019

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2001:



         Office furniture and equipment                              $  370,163
         Computers and software                                         291,919
         Leasehold improvements                                          25,396
         Vehicle                                                         23,172
                                                                     ----------
                                                                        710,650

         Accumulated depreciation                                      (356,804)
                                                                     ----------
              Property and equipment, net                            $  353,846
                                                                     ==========


NOTE E - INTANGIBLE ASSETS

Intangible assets arising from the acquisition of MERAD Software, Inc. and subsidiaries and the modification of its technology consist of technology known as the MERAD Technology. Intangible assets arising from the acquisition of Halis, Inc. and subsidiaries consist of the technology known as the HES System. Intangible assets consist of the following as of June 30, 2001:

         MERAD Technology                                           $ 1,446,674
         HES System                                                   6,035,552
         Other                                                           35,250
         Accumulated amortization                                      (694,377)
                                                                    -----------
              Intangible assets, net                                $ 6,823,099
                                                                    ===========

MERAD Technology includes the technology and virtual software application utility. During fiscal 2001 and 2000, the Company capitalized direct costs of $214,157 and $197,076, respectively, incurred in modifying the MERAD Technology, giving it Internet application ability.

The Company continues to accrue additional consideration relating to the acquisition of Merad Software, Inc. During fiscal 2001 and 2000, the Company capitalized additional consideration of $1,080 and $20,420, respectively. Additional consideration is computed as 5% of the first $1 million in gross revenues and 10% of gross revenues over $1 million in a fiscal year. The agreement calls for a maximum aggregate payment of $7 million on revenues earned through September 2008. Through June 30, 2001, $115,937 of additional consideration has accrued under this agreement, of which $7,321 remained unpaid at June 30, 2001.

In June 2000, due to a change in the business focus and the expiration of major customer contracts of the Company's HealthWatch Technologies, Inc. subsidiary, the Company reviewed the recoverability of the unamortized technology related to the subsidiary. The Company determined that the unamortized technology of $213,286 was not recoverable and should be written off.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE F - DEBENTURES PAYABLE

Debentures payable accrue interest at an annual rate of 10%, payable quarterly and are secured by substantially all assets of the Company. The remaining debentures matured March 1, 1998 and are presently in default. As of June 30, 2001, the remaining debentures had not been extended and the Company was in default under the debenture agreements. The debentures are convertible into common stock at the option of the holder.

NOTE G - NOTE PAYABLE TO A BANK

The Company has a 10.5% note payable to a bank in the amount of $218,427 as of June 30, 2001. The note is payable in monthly installments of $8,045, including interest, with a balloon payment of all unpaid principal and interest due on October 27, 2001. The note was assumed in connection with the merger with Halis and is secured by substantially all assets of the Company.

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under several operating lease agreements expiring in fiscal 2004. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of its office leases. Rent expense for the office space and equipment classified as operating leases totaled $204,901 and $72,003 for fiscal years ended June 30, 2001 and 2000, respectively. At June 30, 2001, future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year are as follows for the fiscal years ending June 30,

         2002                                                       $   746,734
         2003                                                           755,270
         2004                                                           240,622
         2005                                                            23,115
                                                                    -----------
                                                                    $ 1,765,741
                                                                    ===========

A subsidiary of the Company acquired in the Halis merger subleases one of its office facilities under an operating lease expiring December 2003. Rental income from this sublease in fiscal 2001 was $18,531. Minimum future sublease income anticipated under this agreement for the fiscal years ending June 30 are as follows:

         2002                                                       $   224,501
         2003                                                           228,867
         2004                                                           115,552
                                                                    -----------
                                                                    $   568,920
                                                                    ===========

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

During fiscal 2001, the Company recorded capital lease obligations in conjunction with the Halis merger. Total capitalized property and equipment, net of depreciation, of $139,413 consisted mainly of computers and software. Amortization of these capital leases included in depreciation expense for fiscal 2001 and accumulated depreciation at June 30, 2001 was $8,319.

Future payments under these leases for the fiscal years ending June 30 are as follows:

         2002                                                      $     82,635
         2003                                                            74,143
         2004                                                            45,313
                                                                   ------------
         Total minimum lease payments                                   202,091
         Amount representing interest                                   (25,795)
                                                                   ------------
         Present value of minimum lease payments                   $    176,296
                                                                   ============

Litigation

On July 18, 1997, Halis was sued by Penelope Sellers in an action seeking actual damages against Halis in the amount of $480,535, unspecified attorneys fees and punitive damages of not less than $1 million. The complaint contends that under a 1995 finder's fee agreement Ms. Sellers was to receive from Halis a commission equal to 10% of the amount of any equity investments in Halis or software licensing fees paid to Halis in respect of transactions introduced to Halis by her. She contends that the agreement entitles her to an amount in excess of the approximately $19,350 she has been paid to date under that agreement.

That amount represents 10% of the investment made by the principals of Aubis, LLC ("Aubis") in a private placement of convertible notes (in which private placement other investors in addition to the Aubis principals participated) and 10% of the amounts received by Halis from the sale of Fisher Restaurant Management Systems by Aubis.

Discovery has been completed. The Company continues to vigorously defend this lawsuit. There can be no assurance, however, that the Company will be successful in its defense or that the final resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

In February 1997, Halis was sued by Advanced Custom Computer Solutions, Inc. ("ACCS") alleging, among other things, breach of contract in connection with the termination by Halis of a merger agreement with ACCS. The complaint sought damages in the amount of at least $2 million, additional damages to be determined by the jury at trial and punitive damages.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In November 1998, the trial court granted summary judgment in favor of Halis on all but two counts of the plaintiff's complaint. The Georgia Court of Appeals has affirmed the trial court's granting of summary judgment in favor of Halis on all but two counts. There can be no assurance that the Company will be successful in its defense of the plaintiff's complaint, or that the final resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

No provision has been made in these financial statements regarding the above two complaints due to the uncertainty of their ultimate resolution.

In April 2000, Halis was served a complaint by Carrera-Maximus, Inc. alleging breach of contract in connection with certain professional service fees, product support fees, and license fees paid to Halis under a contract between the two parties. Carrera-Maximus, Inc. was seeking the return of fees in the total amount of approximately $538,000. The case has been settled by the Company for $110,000, which is included in selling, general and administrative expenses and accounts payable and accrued expenses at June 30, 2001.

The Company is also party to litigation that it believes to be immaterial with respect to amount and is not disclosed herein.

NOTE I - PREFERRED STOCK

Series P Preferred Stock

The Company has outstanding Series P 8% cumulative, non-voting preferred stock, which has a stated value of $50 per share. Shareholders have the option to convert each of the Series P preferred stock into ten shares of fully-paid and non-assessable shares of common stock. Dividends can be paid in cash or stock, at the Company's option. Dividends are payable semi-annually, if declared. No dividends have been declared to date. At June 30, 2001, the amount of dividends in arrears was $735,746. The Series P preferred stock has dividend and liquidation preferences over all common stock and is subordinate to both the Series C and Series D preferred stock. The stated liquidation preference value was $3,344,300 at June 30, 2001.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE I - PREFERRED STOCK (CONTINUED)

The issuance of the Series P preferred stock included a beneficial conversion feature in the total amount of $782,566, which represents the aggregate fair value at the issue date of the HealthWatch common stock into which the preferred stock is convertible over the proceeds received in the issuance of the preferred shares. This amount has been included in additional paid-in capital and was amortized as a return to the preferred shareholders over the period through the date of earliest conversion using the effective yield method. Amortization of the beneficial conversion feature was $234,770 and $313,026 for fiscal 2001 and 2000, respectively. At June 30, 2001, the beneficial conversion feature was fully amortized.

Series C Preferred Stock

The Company has outstanding Series C 8% cumulative preferred stock, which has a stated value of $100 per share. Subject to anti-dilution provisions, shareholders have the option to convert each of the Series C preferred stock into fully-paid and non-assessable shares of common stock at a conversion rate equal to the stated value divided by a conversion price of $1.88 per share. Dividends are payable, at the Company's option, either in cash or in shares of Series C preferred stock. No dividends have been declared to date. At June 30, 2001, the amount of dividends in arrears was $40,000. Series C preferred shareholders have voting rights on all matters as to which holders of common stock are entitled to vote. Holders of Series C preferred stock are entitled to the same number of votes as if the Series C preferred stock had been converted. The Series C preferred stock has dividend and liquidation preferences over Series P preferred stock and common stock, and is on an equal liquidation and dividend basis with the Series D preferred stock. The stated liquidation preference value was $400,000 at June 30, 2001.

Series D Preferred Stock

The Company has outstanding Series D 8% cumulative preferred stock, which has a stated value of $100 per share. Subject to anti-dilution provisions, shareholders have the option to convert each of the Series D preferred stock into fully-paid and non-assessable shares of common stock at a conversion rate equal to the stated value divided by a conversion price of $3.50 per share. Dividends are payable, at the Company's option, either in cash or in shares of Series D preferred stock. No dividends have been declared to date. At June 30, 2001, the amount of dividends in arrears was $741,300. Series D preferred shareholders have voting rights on all matters as to which holders of common stock are entitled to vote. Holders of Series D preferred stock are entitled to the same number of votes as if the Series D preferred stock had been converted to common stock. The Series D preferred stock has dividend and liquidation preferences over Series P preferred stock and common stock, and is on an equal liquidation and dividend basis with the Series C preferred stock. The stated liquidation preference value was $7,400,500 at June 30, 2001.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE I - PREFERRED STOCK (CONTINUED)

The issuance of the Series D preferred stock included a beneficial conversion feature in the total amount of $7,413,000, which represents the aggregate fair value at the issue date of the HealthWatch common stock into which the preferred stock is convertible over the proceeds received in the issuance of the preferred shares. This amount has been included in additional paid-in capital and is being amortized as a return to the preferred shareholders over the period through the date of earliest conversion using the effective yield method. For fiscal 2001 and 2000, $5,078,232 and $1,571,674, respectively, of the beneficial conversion feature has been amortized and $763,094 remains unamortized at June 30, 2001.

NOTE J - SHAREHOLDERS' EQUITY

Private Placement of Common Stock

During fiscal 2000, the Company offered and issued 28,572 shares of common stock at $1.75 per share. The offering netted the Company proceeds of $50,000.

Stock Options

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

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE J - SHAREHOLDERS' EQUITY (CONTINUED)

A summary of the status of the Company's stock option plans as of June 30, 2001 and 2000 and changes during the years ending on those dates is presented below:

                                                 1995 Plan                2000 Plan           Outside of Plans
                                           ---------------------    --------------------    --------------------
                                                        Weighted                Weighted                Weighted
                                                         Average                 Average                 Average
                                           Number of    Exercise    Number of   Exercise    Number of   Exercise
                                            Options       Price      Options      Price      Options      Price
                                            -------     --------    ---------   --------    ---------   -------
Outstanding at June 30, 1999               252,569    $   4.50             -    $     -            -    $     -
     Granted                               583,333        3.19             -          -            -          -
     Expired                                  (286)      66.50             -          -            -          -
     Cancelled                             (11,473)      11.43             -          -            -          -
                                           -------      ------      --------    -------      -------    -------

Outstanding at June 30, 2000               824,143        3.45             -          -            -          -
     Granted                                     -           -       557,000       0.88            -          -
     Issued in merger                            -           -             -          -      582,515       3.37
     Expired                                     -           -             -          -          (40)     68.75
     Cancelled                                   -           -       (40,000)      0.88            -          -
                                           -------    --------      --------    -------      -------    -------

Outstanding at June 30, 2001               824,143      $ 3.45       517,000    $  0.88      582,475    $  3.37
                                           =======      ======      ========    =======      =======    =======

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE J - SHAREHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about stock options outstanding at June 30, 2001:

                              Options Outstanding                                    Options Exercisable
             ------------------------------------------------------           ----------------------------------
                                    Weighted-             Weighted-                                   Weighted-
               Number                Average               Average               Number                Average
             Outstanding            Remaining             Exercise             Outstanding            Exercise
             at 6/30/01         Contractual Life            Price              at 6/30/01               Price
             -----------        ----------------        -----------           -------------          -----------
                    40                   9.06              $68.75                     40               $68.75
                 1,000                   3.80               42.40                  1,000                42.40
                 6,000                   4.46               40.00                  6,000                40.00
                 3,000                   5.39               29.40                  3,000                29.40
                    40                   8.07               18.12                     40                18.12
                 5,000                   5.79               17.50                  5,000                17.50
                 3,350                   4.07               14.00                  3,350                14.00
                 3,333                   1.56                8.95                  3,333                 8.95
                27,500                   3.33                6.25                 27,500                 6.25
                 2,250                   3.00                5.00                  2,250                 5.00
               124,667                   2.29                4.80                124,667                 4.80
               440,000                   8.61                3.50                440,000                 3.50
               116,143                   1.54                3.30                116,143                 3.30
               459,715                   4.20                2.60                452,376                 2.60
                    40                   7.05                2.50                     40                 2.50
                80,000                   8.56                2.25                 80,000                 2.25
                    40                   6.05                1.88                     40                 1.88
                60,000                   8.44                1.88                 60,000                 1.88
                74,500                   1.57                1.00                 74,500                 1.00
               517,000                   9.36                0.88                172,318                 0.88
             ---------                                                        ----------
             1,923,618                                                         1,571,597
             =========                                                        ==========

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

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE J - SHAREHOLDERS' EQUITY (CONTINUED)

SFAS 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001 and 2000, respectively: no dividend yield for each year; expected volatility of 149.9% and 162.5%, respectively; weighted-average risk-free interest rates of 5.0% and 6.66%, respectively; and weighted-average expected option lives of two and three years, respectively.

                                                                                     2001               2000
                                                                               ----------------   ----------------

         Net loss available to common shareholders:

              As reported                                                         $(10,139,953)     $(5,885,386)
              Pro forma                                                           $(10,184,633)     $(6,177,156)

         Net loss per common share:

              As reported                                                         $      (4.26)     $     (3.82)
              Pro forma                                                           $      (4.28)     $     (4.01)

         Weighted average fair value of options granted                           $       0.63      $      0.45


During fiscal 2000 the Company issued stock warrants in conjunction with the issuance of preferred and common stock and the conversion of debentures payable to common stock. Also, during fiscal 2000, the Company issued 1,000,000 stock warrants, valued at $419,551, as debt costs associated with short term financing. This amount has been included in interest expense in the Company's statements of operations. The warrants were valued using the Black-Scholes option-pricing method under the following assumptions: no dividend yield; expected volatility of 162.5%; risk free interest of 5.55%; and expected warrant life of three years. Activity related to stock warrants was as follows:

                                                                                                  Weighted Average
                                                                               Warrants             Exercise Price
                                                                            ------------          ----------------
         Outstanding at June 30, 1999                                           473,161               $ 4.65
              Granted                                                         2,849,284                 3.05
              Exercised                                                        (242,961)                5.76
                                                                             ----------               ------
         Outstanding at June 30, 2000                                         3,079,484                 3.08
              Issued in merger                                                  121,929                21.00
              Expired                                                          (297,690)                2.88
                                                                             ----------               ------
         Outstanding at June 30, 2001                                         2,903,723               $ 3.85
                                                                             ==========               ======

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE J - SHAREHOLDERS' EQUITY (CONTINUED)

At June 30, 2001, the Company had stock warrants outstanding as follows:

            Common Shares                        Exercise
            Under Warrant                     Price Per Share                   Expiration Date
          -----------------                   ---------------            ------------------------------
                  61,405                          $35.00                 November 2001 - September 2002
                  11,899                           27.00                 September 2002 - December 2002
                  10,000                            8.60                 January 2003
               2,058,977                            3.50                 March 2005
                  26,750                            2.20                 June 2004
                   7,143                            1.75                 August 2002
                 705,669                            1.88                 December 2002 - December 2004
                  21,880                            1.00                 December 2004
               ---------
               2,903,723
               =========


NOTE K - RELATED PARTY TRANSACTIONS

Officer and Director Options

At June 30, 2001, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors:

                  Common Shares Under Option
           -----------------------------------------          Exercise
             Outstanding               Exercisable         Price Per Share             Expiration Date
           ---------------           ---------------       ---------------        --------------------------
                   3,333                    3,333                $8.95            January 2003
                 124,667                  124,667                 4.80            October 2003
                 400,000                  400,000                 3.50            February 2010
                  50,000                   50,000                 3.30            October 2002 - May 2003
                 283,325                  283,325                 2.60            June 2006 - December 2009
                  50,000                   50,000                 2.25            January 2010
                  20,000                   20,000                 1.88            December 2009
                  37,000                   37,000                 1.00            December 2009
                 497,000                  165,650                 0.88            November 2010
              ----------                ---------
               1,465,325                1,133,975
              ==========                =========

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

Officer and Director Warrants

At June 30, 2001, the Company had outstanding stock warrants held by officers and directors to purchase 76,548 shares of common stock at prices ranging from $3.50 per share to $8.60 per share. These warrants expire in March 2005.

Director Compensation

During fiscal 2001, options to purchase 200,000 shares of the Company's common stock at a price of $0.88 per share were issued to directors for director services. These options, valued at $126,851, expire November 2010 and vest over a three year period.

During fiscal 2000, 40,000 shares of the Company's common stock, valued at $75,000, were issued to two of the Company's directors for consulting services.

Compensation Arrangement

In order to conserve cash resources as the Company markets its products, certain officers and employees have agreed to forgo salaries beginning July 1, 2001 in exchange for potential commissions of 30% of gross revenues generated from all software sales. Termination of this arrangement is anticipated when the Company has sufficient working capital to pay salaries to these officers and employees.

Business Collaboration Agreement

During fiscal 2001 and 2000, the Company and Halis operated under a Business Collaboration Agreement which provided for revenue sharing, product support and enhancement, and the sharing of certain operating expenses. The Company paid Halis approximately $495,000 and $50,000, in fiscal 2001 and 2000, respectively, under this agreement. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

NOTE L - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                                                       2001             2000
                                                                                    ---------         ---------
         Tax benefit computed at the maximum federal statutory rate                   (34.0)%           (34.0)%
         Decrease in tax benefit resulting from:
              Amortization of intangible assets                                         5.0               4.0
              Loss to be carried forward                                               29.0              30.0
                                                                                      -----             -----
                  Income tax provision                                                  0.0%              0.0%
                                                                                      =====             =====

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


NOTE L - INCOME TAXES (CONTINUED)

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of tax carryforwards and also from the unrealized loss on marketable securities.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

                                                       2001             2000
                                                    ----------       ----------

         Deferred tax assets                       $ 8,122,000      $ 5,123,000
         Less valuation allowance                   (8,077,000)      (5,123,000)
                                                   -----------      -----------
              Net deferred tax assets              $    45,000      $         -
                                                   ===========      ===========

A valuation allowance has been established for substantially all of the deferred tax assets because the Company has had significant losses in recent years and realization of the tax benefits is uncertain.

The net change in the deferred tax valuation allowance was an increase of $2,954,000 and $1,207,000 for the years ended June 30, 2001 and 2000, respectively.

At June 30, 2001, the Company had the following net operating loss and investment tax credit carryforwards:

        Carryforward                Net Operating                 Investment
           Expires                      Loss                      Tax Credits
           June 30                  Carryforwards                Carryforwards
         -----------               ---------------              ---------------
            2002                      $   240,000                    $ 3,798
            2003                          867,889                     14,560
            2004                          251,744                          -
            2005                          362,457                          -
            2006                          241,371                          -
            2007                          475,901                          -
            2008                        1,701,790                          -
            2009                          521,054                          -
            2010                        1,884,839                          -
            2011                        1,906,725                          -
            2012                        2,055,490                          -
            2013                        2,121,569                          -
            2019                        2,141,851                          -
            2020                        2,429,858                          -
            2021                        2,370,730                          -
                                      -----------                    -------
                                      $19,573,268                    $18,358
                                      ===========                    =======

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE L - INCOME TAXES (CONTINUED)

Included in the above table is approximately $3,600,000 of net operating losses which was acquired in the acquisition of Halis. These net operating losses have been limited in accordance with Section 382 of the Internal Revenue Code for a change in ownership.

The utilization of the carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In addition, the availability of these net operating loss carryforwards to offset future taxable income may be significantly limited due to ownership changes as defined in the Internal Revenue Code.

NOTE M - INFORMATION CONCERNING BUSINESS SEGMENTS

The Company's three reportable segments are strategic business units that offer different products and services principally to United States customers. These segments are MERAD Software, Inc. ("MERAD"), HealthWatch Technologies, Inc. ("Tech"), and American Benefit Administrative Services, Inc. ("ABAS"). MERAD is a healthcare information technology company that has developed and is in the initial stages of marketing software capable of processing and tracking information for a variety of healthcare enterprises. Tech is a supplier of noninvasive vascular diagnostic medical instruments and related supplies. ABAS provides claims processing services to managed healthcare markets, medical practices, and related point of service markets. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Segment information for fiscal 2001 and fiscal 2000 is as follows:


                                                                                     Corporate
                                        MERAD           Tech           ABAS         Unallocated          Totals
                                     -----------     ----------    ------------     ------------     --------------
2001

Revenues from external
    customers                         $   39,335      $ 306,875      $ 295,768       $         -       $   641,978
Segment operating loss                  (215,048)      (118,453)       (42,645)       (3,301,450)       (3,677,596)
Interest income                                -              -              -           104,456           104,456
Interest expense                               -         (3,885)        (1,948)          (21,547)          (27,380)
Total assets                           1,028,904         90,015        716,961         6,230,508         8,066,388
Capital expenditures                           -         17,735              -            95,332           113,067
Depreciation and amortization            217,208          3,521         43,871           116,247           380,847
Loss from investment in Halis                  -              -              -          (356,313)         (356,313)

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE M - INFORMATION CONCERNING BUSINESS SEGMENTS (CONTINUED)

                                                                                     Corporate
                                        MERAD           Tech           ABAS         Unallocated          Totals
                                     -----------     ----------    ------------     ------------     --------------
2000
Revenues from external
    customers                        $    21,935      $ 529,747     $        -       $         -       $   551,682
Segment operating loss                  (189,398)      (287,359)             -        (1,709,215)       (2,185,972)
Interest income                                -              -              -           110,606           110,606
Interest expense                               -          6,584              -           449,291           455,875
Total assets                             886,772         93,560              -         6,459,614         7,439,946
Capital expenditures                           -              -              -            15,178            15,178
Depreciation and amortization            210,534        230,996              -             1,265           442,795
Loss from investment in Halis                  -              -              -          (523,450)         (523,450)
Other-than-temporary decline
    in investment in Halis                     -              -              -          (472,810)         (472,810)
Loss from impairment of
    intangible assets                          -       (213,286)             -                 -          (213,286)
Extraordinary item - gain on
    extinguishment of debt, net
    of income taxes                            -              -              -            99,405            99,405

NOTE N - SUBSEQUENT EVENT

On October 9, 2001, the Company sold its claims processing subsidiary, ABAS, to a company controlled by the President of ABAS. The sales agreement specifies a maximum purchase price of $1,320,000. This purchase price consists of $265,000 paid at closing, $55,000 to be paid on or before June 1, 2002, and profit sharing revenues of $1,000,000, of which $465,000 is guaranteed through a promissory note. The agreement also includes a marketing and administrative services agreement to jointly pursue certain new technology based services and share in revenues. The sale resulted in an estimated pre-tax gain of approximately $585,000 ($351,000 after estimated taxes).

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000




NOTE N - SUBSEQUENT EVENT (CONTINUED)

The following is a summary of operations of ABAS included in the consolidated financial statements of HealthWatch for fiscal 2001 and 2000:

                                                                                      2001              2000
                                                                                    ---------        ---------
         Sales                                                                      $ 295,768        $       -
         Operating expenses                                                           338,413                -
                                                                                    ---------        ---------
              Operating loss                                                        $ (42,645)       $       -
                                                                                    =========        =========


Assets and liabilities of ABAS at June 30, 2001 are summarized as follows:

         Cash                                                                       $ 130,258
         Restricted cash                                                                8,487
         Receivables                                                                  260,182
         Deferred income taxes                                                         45,000
         Other current assets                                                          68,060
                                                                                    ---------
              Total current assets                                                    511,987

         Property and equipment, net                                                  190,004
         Other assets                                                                  14,970
                                                                                    ---------
              Total assets                                                          $ 716,961
                                                                                    =========

         Accounts payable and accrued expenses                                      $ 152,159
         Deferred rent obligation                                                      66,230
         Capital lease obligations - current                                           62,248
         Income taxes payable                                                          43,612
                                                                                    ---------
              Total current liabilities                                               324,249

         Capital lease obligations - long term                                        114,048
                                                                                    ---------
              Total liabilities                                                     $ 438,297
                                                                                    =========

                                   HALIS, INC.

                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                          HALIS, INC. AND SUBSIDIARIES

                               FINANCIAL STATMENTS

                                TABLE OF CONTENTS

Independent Auditors' Report ................................  F2-1

Consolidated Balance Sheet ..................................  F2-2

Consolidated Statements of Operations .......................  F2-3

Consolidated Statements of Cash Flows .......................  F2-4

Consolidated Statements of Stockholders' Deficit ............  F2-5

Notes to Consolidated Financial Statements ..................  F2-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Halis, Inc.

         We have audited the accompanying consolidated balance sheet of Halis, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halis, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

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

/s/ Tauber & Balser, P.C.
-------------------------

Atlanta, Georgia
March 1, 2001


                                      F2-1

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000

                                     ASSETS
     CURRENT ASSETS
          Cash                                                     $    327,968
          Restricted cash                                                36,308
          Accounts receivable                                           242,397
          Other current assets                                          102,487
                                                                   ------------
              TOTAL CURRENT ASSETS                                      709,160
                                                                   ------------

     PROPERTY AND EQUIPMENT
          Computers and software                                        477,522
          Vehicle                                                        36,588
          Office furniture and equipment                                 75,844
          Leasehold improvements                                         29,770
                                                                   ------------
                                                                        619,724
          Less accumulated depreciation                                 328,618
                                                                   ------------
              PROPERTY AND EQUIPMENT, NET                               291,106
                                                                   ------------

     OTHER ASSETS
          Deposits                                                      102,840
          Goodwill, net of accumulated amortization of $1,547,105       467,308
          Capitalized software development costs                         58,150
          Investment                                                      9,375
                                                                   ------------
              TOTAL OTHER ASSETS                                        637,673
                                                                   ------------
                   TOTAL ASSETS                                    $  1,637,939
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                         $    777,130
     Deferred revenue and customer deposits                              52,508
     Accrued payroll and payroll taxes                                   67,549
     Due to related party                                               291,976
     Note payable to a bank                                             248,379
     Note payable - related party                                       250,000
     Obligations under capital leases - current portion                  66,121
                                                                   ------------
              TOTAL CURRENT LIABILITIES                               1,753,663
                                                                   ------------
LONG-TERM DEBT
     Obligations under capital leases, net of current portion           142,511
                                                                   ------------
STOCKHOLDERS' DEFICIT
     Preferred stock, $.10 par value; 5,000,000 shares authorized;
         none issued                                                         --
     Common stock, $.01 par value; 100,000,000 shares authorized;
         61,132,037 shares issued and outstanding                       611,320
     Additional paid-in capital                                      38,085,036
     Accumulated other comprehensive loss, unrealized
         loss on investment                                            (115,625)
     Accumulated deficit                                            (38,838,966)
                                                                   ------------
              TOTAL STOCKHOLDERS' DEFICIT                              (258,235)
                                                                   ------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $  1,637,939
                                                                   ============

       The accompanying notes are an integral part of these consolidated financial statements.


                                      F2-2

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                       2000             1999
                                                                  ------------      ------------
REVENUES                                                          $  4,051,434      $  5,082,493
                                                                  ------------      ------------

COST AND EXPENSES
     Cost of goods sold                                                 12,280           848,173
     Selling, general and administrative                             3,960,447         4,056,539
     Depreciation and amortization                                     597,700           620,137
     Research and development                                          184,562           287,254
     Write down of intangibles                                            --              63,996
                                                                  ------------      ------------
         TOTAL COST AND EXPENSES                                     4,754,989         5,876,099
                                                                  ------------      ------------
OPERATING LOSS                                                        (703,555)         (793,606)
                                                                  ------------      ------------
OTHER INCOME (EXPENSE)
     Provision for losses on notes receivable - related party             --            (623,377)
     Gain on sale of property and equipment                             35,000              --
     Interest expense                                                 (337,832)          (63,119)
     Interest income                                                      --              27,131
     Other income                                                         --               8,144
                                                                  ------------      ------------
                                                                      (302,832)         (651,221)
                                                                  ------------      ------------
LOSS BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                                             (1,006,387)       (1,444,827)

INCOME TAX BENEFIT                                                      92,000              --
                                                                  ------------      ------------
LOSS BEFORE EXTRAORDINARY ITEM                                        (914,387)       (1,444,827)

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT
     OF ACCOUNTS PAYABLE (NET OF INCOME TAXES OF $92,000)              137,424              --
                                                                  ------------      ------------

NET LOSS                                                          $   (776,963)     $ (1,444,827)
                                                                  ============      ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE
     Loss before extraordinary item                               $       (.01)     $       (.03)
     Extraordinary item                                                   --                --
                                                                  ------------      ------------
     Net loss                                                     $       (.01)     $       (.03)
                                                                  ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                             59,147,006        51,266,751
                                                                  ============      ============

       The accompanying notes are an integral part of these consolidated financial statements.


                                      F2-3

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                      2000            1999
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $  (776,963)     $(1,444,827)
                                                                  -----------      -----------
     Adjustments:
         Depreciation and amortization:
              Property and equipment                                  145,329          115,772
              Goodwill                                                402,883          402,883
              Other                                                    49,488          101,482
         Gain on sale of property and equipment                       (35,000)            --
         Gain on extinguishment of accounts payable                  (229,424)            --
         Write down of intangibles                                       --             63,996
         Interest related to beneficial conversion feature on
              convertible debt                                        250,000             --
         Interest accrued on note receivable - related party             --            (27,085)
         Provision for losses on note receivable                         --            623,377
         Issuance of common stock for services                         26,000           15,400
         Changes in:
              Restricted cash                                         594,570         (180,648)
              Accounts receivable                                      14,991          105,543
              Other current assets                                    (28,329)          (3,287)
              Deposits                                                 (3,590)          70,137
              Accounts payable and accrued expenses                (1,190,687)          58,556
              Accrued payroll and payroll taxes                      (195,049)          (1,736)
              Deferred revenue and customer deposits                   16,214         (120,752)
                                                                  -----------      -----------
                  Total adjustments                                  (182,604)       1,223,638
                                                                  -----------      -----------
         Net cash used by operating activities                       (959,567)        (221,189)
                                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                      35,000             --
     Purchase of property and equipment                               (63,185)         (76,162)
     Purchase of capitalized software development costs               (58,150)            --
     Purchase of capitalized license fees                             (48,271)            --
                                                                  -----------      -----------
         Net cash used by investing activities                       (134,606)         (76,162)
                                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                         1,070,000          250,000
     Principal payments on obligations under capital leases           (60,139)         (42,216)
     Net increase in due to related party                             219,289           47,722
     Principal payments on note payable to a bank                     (70,512)         (56,635)
     Net proceeds from notes payable - related parties                250,000           59,500
                                                                  -----------      -----------
         Net cash provided by financing activities                  1,408,638          258,371
                                                                  -----------      -----------
NET INCREASE (DECREASE) IN CASH                                       314,465          (38,980)

CASH, BEGINNING OF YEAR                                                13,503           52,483
                                                                  -----------      -----------

CASH, END OF YEAR                                                 $   327,968      $    13,503
                                                                  ===========      ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                                      F2-4

                          HALIS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                                   Accumulated
                                                       Common Stock              Common            Additional        Other
                                              -----------------------------       Stock             Paid-In       Comprehensive
                                                  Shares          Amount       To Be Issued          Capital          Loss
                                              --------------   ------------   --------------      -------------    -------------

Balances, December 31, 1998                    46,259,763      $    462,597     $       --        $ 36,066,439     $    (88,542)

Comprehensive loss:
     Net loss -                                      --                --               --                --         (1,444,827)
     Change in unrealized loss on
         investment                                  --                --               --                --             12,500

Total comprehensive loss

Issuance of common stock                        2,066,667            20,667             --             189,333             --
Common stock issued to consultants              1,059,055            10,591             --              97,457             --
Common stock issued for conversion
     of convertible debt to equity              1,824,645            18,246             --             139,494             --
Common stock issued to an employee
     in lieu of accrued compensation            1,500,000            15,000             --             195,000             --
Common stock to be issued                            --                --             40,000              --               --
                                             ------------      ------------     ------------      ------------     ------------

Balances, December 31, 1999                    52,710,130           527,101           40,000        36,687,723          (76,042)

Comprehensive loss:
     Net loss -                                      --                --               --                --           (776,963)
     Change in unrealized loss on
         investment                                  --                --               --                --            (39,583)

Total comprehensive loss

Issuance of common stock                        6,834,407            68,344          (40,000)        1,042,188             --
Common stock issued to consultants
     and a director                               400,000             4,000             --              22,000             --
Common stock issued to an employee
     in lieu of accrued compensation and
     for repayment of note payable              1,187,500            11,875             --              83,125             --
Beneficial conversion feature related to
     convertible debt to related party               --                --               --             250,000             --
                                             ------------      ------------     ------------      ------------     ------------

Balances, December 31, 2000                    61,132,037      $    611,320     $       --        $ 38,085,036     $   (115,625)
                                             ============      ============     ============      ============     ============


                                                                       Total
                                                 Accumulated       Stockholders'
                                                   Deficit            Deficit
                                                 ------------      ---------------

Balances, December 31, 1998                      $(36,617,176)     $   (176,682)

Comprehensive loss:
     Net loss -                                    (1,444,827)
     Change in unrealized loss on
         investment                                      --              12,500
                                                                   ------------
Total comprehensive loss                                             (1,432,327)
                                                                   ------------
Issuance of common stock                                 --             210,000
Common stock issued to consultants                       --             108,048
Common stock issued for conversion
     of convertible debt to equity                       --             157,740
Common stock issued to an employee
     in lieu of accrued compensation                     --             210,000
Common stock to be issued                                --              40,000
                                                 ------------      ------------

Balances, December 31, 1999                       (38,062,003)         (883,221)

Comprehensive loss:
     Net loss -                                      (776,963)
     Change in unrealized loss on
         investment                                      --             (39,583)
                                                                   ------------
Total comprehensive loss                                               (816,546)
                                                                   ------------
Issuance of common stock                                 --           1,070,532
Common stock issued to consultants
     and a director                                      --              26,000
Common stock issued to an employee
     in lieu of accrued compensation and
     for repayment of note payable                       --              95,000
Beneficial conversion feature related to
     convertible debt to related party                   --             250,000
                                                 ------------      ------------

Balances, December 31, 2000                      $(38,838,966)     $   (258,235)
                                                 ============      ============



       The accompanying notes are an integral part of these consolidated financial statements.


                                      F2-5

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description and Basis of Presentation

Halis, Inc. ("Halis") and Subsidiaries (collectively, the "Company") develops and supplies healthcare software systems and provides claims processing services to managed healthcare markets, medical practices, and related point of service markets to customers located throughout the United States. The Company also provides value added computer services, network solutions, and connectivity solutions and systems integration principally to Atlanta area businesses. Additionally, the Company provides services support, including onsite hardware maintenance, as well as network support programs. It grants credit to its customers without requiring collateral.

Principles of Consolidation

The consolidated financial statements include the accounts of Halis, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenue consists primarily of third party claims processing fees, consulting services, software licensing fees, sales of related computer hardware, and post contract customer support and maintenance. For 2000 and 1999, third party claims processing fees accounted for approximately 96% and 66%, respectively, of the Company's sales. Revenues are recognized as follows:

Claims Processing                 Monthly as services are performed.
                                  Fees are computed based on a percent of
                                  premium or a fee per participant.

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


                                      F2-6

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restricted Cash

The Company, through its third party claims administration subsidiary, received prepayments for the payment of premiums and claims to be paid on behalf of its customers. As of December 31, 2000, the Company had $36,308 of such prepayments, and related deferred revenue and customer deposits of $36,308.

Cash - Agency Accounts

The Company, through its third party claims administration subsidiary, maintains custody of cash funds on behalf of some of its customers for the payment of insurance premiums to carriers and medical claims for covered individuals. The Company has custody of the funds but no legal right to them. Therefore, the cash balances and related liabilities are not reflected in the Company's balance sheet. At December 31, 2000, the Company maintained custody of approximately $1.1 million of customer funds.

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


                                      F2-7

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized costs are amortized over a period of five years on a straight-line basis, and amortization commences when the product is available for market release. In December 1999, due to the Company's plan to no longer sell its existing "windows" based software product and to convert to an "internet" driven software product in 2000, the Company reviewed the recoverability of software development costs and determined that the remaining unamortized software development costs of $63,996 was not recoverable and should be written off. During 2000, the Company capitalized development costs incurred in the development of its Internet software product. Amortization of these costs will commence in 2001 when the product is available for market release.

Other Intangible

Other intangible consisted of license fees in the amount of $118,771 paid to a non-related company for the right to use its software technology in the development of the Company's software product and was amortized over a period of two years on the straight-line basis. At December 31, 2000 and 1999, accumulated amortization was $118,771 and $69,283, respectively.

Investment

The investment is in a marketable equity security of a related company, HealthWatch, Inc., which is classified as available-for-sale, and is carried at market value (see Note I). The purchase cost and fair value of the investment at December 31, 2000 was $125,000 and $9,375, respectively. The related unrealized holding loss of $115,625 is reported as a separate component of stockholders' deficit at December 31, 2000.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated tax effects of temporary differences between the financial reporting and tax reporting bases of assets and liabilities and for loss carryforwards based on enacted tax laws and rates. A valuation allowance is used to eliminate deferred income tax assets to the amount that is more likely than not to be utilized.

Net Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share," which requires basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of potential common shares included in diluted earnings per share, but excluded in basic earnings per share. As the Company experienced net losses for the income statement periods presented, potential common shares have an antidilutive effect and are excluded for purposes of calculating diluted earnings per share. The number of shares which have an antidilutive effect on diluted earnings per share was 26,233,347 and 13,488,067 in 2000 and 1999, respectively.


                                      F2-8

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and contingent assets and liabilities. Significant estimates included in these financial statements relate to useful lives of certain assets, legal contingencies, and recoverability of long-term assets such as capitalized software development costs and goodwill. Actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheet for cash and accounts receivable approximate their fair values due to the short maturities of those instruments. Available-for-sale marketable securities are recorded at fair value in the consolidated balance sheet. Management believes it is not practicable to estimate the fair value of its liability financial instruments because of the uncertainty related to its ability to continue as a going concern and its current liquidity difficulties.

Reclassifications

Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

NOTE B - REALIZATION OF ASSETS AND SATISFACTION OF LIABILITIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss of $776,963 and $1,444,827 for the years ended December 31, 2000 and 1999, respectively, and had a working capital deficiency of $1,044,503 and an equity deficiency of $258,235 at December 31, 2000. The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash in its operating activities during the years ended December 31, 2000 and 1999 and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital and improved operations will be needed to sustain the Company's operations.


                                      F2-9

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE B - REALIZATION OF ASSETS AND SATISFACTION OF LIABILITIES
         (CONTINUED)

Management's plans in this regard include merging with HealthWatch, Inc. ("HealthWatch"), a related company which owns approximately 25% of Halis (see
Note I). The Company expects the merger to improve its liquidity by having access to HealthWatch's cash reserves and increasing the Company's ability to raise additional growth capital. In addition, the Company is upgrading its HES software product to an Internet version. This upgrade will restructure the software into several healthcare software products under a common architecture, which the Company believes will improve market acceptance. The Company also plans to expand its business model to include e-commerce services that will supplement its software sales and value-added business services. The e-commerce business will focus on technology-based transactions that are paid for on a monthly or per-transaction basis. This revenue model is expected to generate recurring, more predictable revenues that can be leveraged to work towards a positive cash flow. Additionally, the Company will continue its efforts to raise the additional capital required to fund planned 2001 activities.

In view of the matters described, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - NOTE PAYABLE TO A BANK

The Company has a 10.5% note payable to a bank in the amount of $248,379 as of December 31, 2000. The note is payable in monthly installments of $8,045, including interest, with a balloon payment of all unpaid principal and interest due on October 27, 2001. The note was assumed in connection with the disposal of a subsidiary of the Company. Certain assets of the former subsidiary act as collateral for the loan. The Company has guaranteed payment of the loan.

NOTE D - RELATED PARTY NOTES AND ADVANCES

The Company has an unsecured note receivable due from a stockholder of $623,377. The note accrues interest at 5% per annum and is due October 31, 2001. The stockholder may repay the note using Halis common stock if certain conditions are met, including but not limited to the Company's common stock achieving a traded market price of at least $3 per share for a specified period of time. In December 1999, the Company reviewed the collectability of this note and determined that its collection was doubtful. The entire amount of the note was reserved at December 31, 1999 and the Company ceased accruing interest on the note.



                                      F2-10

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE D - RELATED PARTY NOTES AND ADVANCES (CONTINUED)

At December 31, 1999, the Company had an unsecured note payable to a stockholder and director of the Company in the amount of $15,000. This note was non-interest bearing and due on demand. The note was paid in full in February 2000 with the issuance of 187,500 of the Company's common stock.

In October 2000, the Company borrowed $250,000 from HealthWatch under an unsecured note payable. The note accrues interest at 10% and is due on demand. The note is convertible, at the option of HealthWatch, into 12,500,000 shares of the Company's common stock, or $.02 per share. This convertible note includes a beneficial conversion feature of $250,000, which represents the aggregate fair value at the issue date of the Halis common stock into which the note is convertible over the proceeds received from the issuance of the note payable. This beneficial conversion feature has been included in interest expense and additional paid-in capital in 2000 since the note was convertible at the date of issue.

At December 31, 2000, the Company owed HealthWatch a total of $291,976, which consisted of license fees related to a proprietary technology asset owned by MERAD Software, Inc. (see Note I) and net advances received by the Company for working capital purposes. These advances are payable on demand and are non-interest bearing.

NOTE E - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under several operating lease agreements expiring in 2005. Rent expense for the office space and equipment classified as operating leases totaled $666,864 and $536,547 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

         2001                                                $  599,410
         2002                                                   607,994
         2003                                                   492,134
         2004                                                    27,657
         2005                                                    15,270
                                                             ----------
                                                             $1,742,465
                                                             ==========

                                      F2-11

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE E - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Beginning January 2000, the Company subleased one of its office facilities under a four-year operating lease expiring December 2003. Rental income from this sublease in 2000 was $193,392. Minimum future subrental income anticipated under this agreement is as follows:

         2001                                                  $222,372
         2002                                                   226,630
         2003                                                   231,104
                                                               --------
                                                               $680,106
                                                               ========

During 1998, the Company acquired equipment totaling $44,650 under a five-year capital lease. During 1999, the Company acquired computers and software and a vehicle totaling $266,943 under capital leases ranging from three to five years. Amortization of these capital leases included in depreciation expense totaled $94,156 and $78,200 for the years ended December 31, 2000 and 1999, respectively. Accumulated depreciation amounted to $174,589 and $80,436 as of December 31, 2000 and 1999, respectively.

Future payments under these leases at December 31, 2000 are as follows:

         2001                                                  $ 82,635
         2002                                                    78,775
         2003                                                    71,572
         2004                                                    10,341
                                                               --------
         Total minimum lease payments                           243,323
         Amount representing interest                           (34,691)
                                                               --------
         Present value of minimum lease payments               $208,632
                                                               ========

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


                                      F2-12

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE E - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The complaint seeks damages in the amount of at least $2 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. The Company answered, denying the allegations of liability in the complaint, and the Company vigorously defended the lawsuit. On November 19, 1998, the trial court granted summary judgment in favor of the Company on all but two counts of the plaintiff's complaint, as amended. The two counts remaining include the Oral Contract Claim and Investor Solicitation Claim. The plaintiffs have appealed to the Georgia Court of Appeals from the order granting partial summary judgment to the Company on all other claims, and the Company has cross-appealed the portions of the order denying summary judgment on the two surviving counts. The Georgia Court of Appeals has affirmed the trial court's granting of summary judgment in favor of the Company on seven of the nine counts in the complaint and affirming the denial of the Company's cross appeal denying summary judgment on the two surviving counts. The plaintiffs file a petition for certiorari to the Georgia Supreme Court regarding the decision of the Georgia Court of Appeals. The Georgia Supreme Court, on September 8, 2000, denied that petition. There can be no assurance, however, that the Company will be successful in its defense or that the final resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

On July 18, 1997, the Company was sued by Penelope Sellers in an action seeking actual damages against the Company in the amount of $480,535, unspecified attorneys fees, and punitive damages of not less than $1,000,000. Ms. Sellers contends that a Finder's Fee Agreement between her and the Company in August 1995, under which she was to receive a commission equal to 10% of the amount of any equity investments in the Company or software licensing fees paid to the Company in respect to transactions introduced to the Company by her, entitles her to an amount in excess of the approximately $19,350 which she has been paid to date under that agreement.

That amount represents 10% of the investment made by the principals of AUBIS, LLC ("AUBIS") in a private placement of convertible notes (in which private placement other investors besides the AUBIS principals participated) and 10% of the amounts received by the Company from the sale of Fisher Restaurant Management Systems by AUBIS.


                                      F2-13

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE E - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Ms. Sellers claims that the entirety of the convertible notes offering described above (in which an aggregate of $1,470,000 was raised by the Company) would not have been successful but for her introduction of the AUBIS principals to the Company. As a result, Ms. Sellers has made a claim for 10% of all amounts raised in the notes offering. Ms. Sellers has also made a claim, based on the same rationale, to 10% of all capital funding raised by the Company (up to the $500,000 maximum compensation), including the proceeds of a private placement which raised gross proceeds of approximately $2 million. Finally, Ms. Sellers has made a claim for 10% of the value of AUBIS and Halis Systems, Inc. Discovery has been completed. The defendants filed a motion for partial summary judgment, which was granted, effectively eliminating Larry Fisher and Paul Harrison on claims asserted against them for tortuous interference with contractual relations. The Company continues to vigorously defend this lawsuit. There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

On April 1, 2000, the Company was served a complaint by Carrera-Maximus, Inc. (previously known as Carrera Consulting Group). The complaint alleges breach of contract in connection with certain professional service fees, product support fees, and license fees paid to the Company under a contract between the two parties. Carrera-Maximus, Inc. is seeking the return of fees in the total amount of approximately $538,000. The Company denies the allegations of liability in the complaint and intends to vigorously defend this case. The Company has filed an answer asserting various defenses and denying liability and has asserted a counterclaim for breach of contract for unpaid fees and unreimbursed expenses. This suit is currently in the discovery phase. There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

On September 8, 2000, a subsidiary of the Company was served a complaint by Motivational Marketing, Inc. The complaint alleges breach of contract for failure to pay commissions and the plaintiff is seeking an amount in excess of $138,000 for commissions, and damages for fraud in the inducement in an amount of not less than $100,000, plus unspecified punitive damages and attorney fees. The contract referenced in the complaint was an agreement between the plaintiff and TG Marketing, Inc. ("TGM"), a company acquired by Halis in May 1997, for telemarketing services whereby the plaintiff was supposed to receive commissions from TGM in consideration for referrals of clients to TGM. The Company denies the allegations of the complaint and intends to vigorously defend this case. This suit is in the discovery phase. There can be no assurance, however, that the Company will be successful in its defense of the complaint or that the final resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.


                                      F2-14

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE E - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is also party to litigation that it believes to be immaterial with respect to amount and is not disclosed herein. No provision has been made in these financial statements regarding these items due to the uncertainty of their ultimate resolution.

NOTE F - INCOME TAXES

Significant components of the Company's deferred income tax assets as of December 31, 2000 are as follows:

         Deferred tax assets:
              Net operating loss carryforwards               $ 6,752,511
              Other, net                                         378,379
                                                             -----------
         Net deferred tax asset                                7,130,890
         Valuation allowance                                  (7,130,890)
                                                             -----------
         Net deferred tax asset reported                     $      --
                                                             ===========

The valuation allowance at December 31, 1999 amounted to $6,877,994.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                  2000        1999
                                                                 ------     -------
         Federal income tax rate                                  (34.0)%     (34.0)%
         Effect of valuation allowance on deferred tax assets      34.0        34.0
         State income tax, net of Federal benefit                   0.0         0.0
                                                                 ------     -------
         Effective income tax rate                                  0.0%        0.0%
                                                                 ======     =======

At December 31, 2000, the Company had available for carryforward a net operating loss of approximately $17.8 million. Approximately $9 million of the net operating loss relates to losses prior to 1997, and as a result of an ownership change on November 19, 1996, and in accordance with Section 382 of the Internal Revenue Code, the loss carryforward is limited to approximately $841,000 for each year thereafter. The net operating losses expire between the years 2001 and 2020. Future recognition of these carryforwards will be reflected when it is more likely than not that they will be utilized.


                                      F2-15

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE F - INCOME TAXES (CONTINUED)

Net operating loss carryforwards expiring in the next five years are approximately as follows:

         2001                                                $    246,000
         2002                                                   1,225,000
         2003                                                   1,571,000
         2004                                                     782,000
         2005                                                       --


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


                                      F2-16

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE G - STOCK OPTION PLANS (CONTINUED)

The Company's previous incentive stock option plan, the 1986 Incentive Stock Option Plan, expired on January 29, 1996. The 1988 Non-qualified Stock Option Plan was terminated by the Company on April 24, 1996. Activity related to these plans is as follows:

                                         1986 &       Weighted                  Weighted      Outside     Weighted
                                       1988 Plans:     Average    1996 Plan:     Average     of Plans:     Average
                                        Number of     Exercise     Number of    Exercise     Number of    Exercise
                                         Options        Price       Options       Price       Options       Price
                                       ----------     --------    ----------    --------     ---------    --------
Outstanding at December 31, 1998           71,940       $0.28      1,751,250      $0.25       8,645,090      $0.20

Granted                                        --          --             --         --       2,378,700      $0.08
Expired                                      (220)     $11.88             --         --              --         --
Cancelled                                      --          --       (385,250)     $0.13        (717,000)     $0.13
                                          -------                  ---------                 ----------

Outstanding at December 31, 1999           71,720       $0.24      1,366,000      $0.20      10,306,790      $0.16

Expired                                      (220)     $10.63             --         --              --         --
Cancelled                                      --          --        (94,000)     $0.13              --         --
                                          -------                  ----------                ----------

Outstanding at December 31, 2000           71,500       $0.21      1,272,000      $0.20      10,306,790      $0.16
                                          =======                  =========                 ==========

Options exercisable at
     December 31, 2000                     71,500       $0.21        974,975      $0.22      10,248,290      $0.16
                                          =======                  =========                 ==========

Exercise prices for options outstanding as of December 31, 2000 under the 1986 and 1988 Plans range from $0.13 to $3.44 per share. The weighted average remaining life of these options was approximately two years.

Exercise prices for options outstanding as of December 31, 2000 granted under the 1996 Plan ranged from $0.13 to $2.00 per share. The weighted average remaining life of these options was approximately seven years.

Exercise prices for options outstanding as of December 31, 2000 granted outside of the Plans ranged from $0.05 to $2.12 per share. The weighted average remaining life of these options was approximately seven years.

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


                                      F2-17

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE G - STOCK OPTION PLANS (CONTINUED)

Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. During 2000, no options were granted by the Company. The fair value of options granted in 1999 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

         Risk-free interest rate                                    4.55-5.67%

         Dividend yield                                                0.0%

         Expected volatility                                          147.60%

         Weighted average expected life                               4 years

         Forfeiture rate                                               5.0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and loss per share if compensation expense had been recognized for the options issued would have been as follows:

                                                                      2000                 1999
                                                                   -----------         ------------
         Net loss - as reported                                    $(776,963)          $(1,444,827)

         Net loss - pro forma                                      $(878,851)          $(1,472,727)

         Reported loss per share - basic & diluted                     $(.01)                $(.03)

         Pro forma loss per share - basic & diluted                    $(.01)                $(.03)

         Weighted average fair value of options granted
              during the year                                             n/a                  $.01


                                      F2-18

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE H - STOCK WARRANTS

The Company has issued stock warrants in conjunction with the issuance of common stock. Activity related to stock warrants was as follows:

                                                                                                  Weighted Average
                                                                              Warrants             Exercise Price
                                                                           --------------       --------------------

         Outstanding at December 31, 1998                                     1,276,760                  $1.73
              Granted                                                         1,161,822                  $0.29
                                                                              ---------
         Outstanding at December 31, 1999 and 2000                            2,438,582                  $1.05
                                                                              =========


At December 31, 2000 the Company had warrants outstanding as follows:


            Common Shares                      Exercise                               Range of
            Under Warrant                   Price Per Share                       Expiration Dates
         -------------------                ---------------               --------------------------------

                 437,500                      $ .05                                 December 2004
                 535,000                      $ .11                                   June 2004
                 237,982                         $1.35                     September 2002 - December 2002
               1,228,100                         $1.75                     November 2001 - September 2002
              ----------
               2,438,582
              ==========

NOTE I - RELATED PARTY TRANSACTIONS

On November 18, 1996, the Company entered into a license agreement for a proprietary technology asset ("MERAD") from Paul Harrison Enterprises, Inc. ("PHE"), which was controlled by the Chairman and Chief Executive Officer of the Company. Mr. Harrison served as the President of PHE and at the time beneficially owned approximately 40% of this company. PHE was acquired by HealthWatch, Inc. on October 2, 1998. The Company is obligated to pay a license fee equal to 10% of the gross revenues generated from MERAD and any derivations thereof by the Company or any of its affiliates to PHE (after the merger now known as MERAD Software, Inc.). During 2000 and 1999, $1,080 and $62,518, respectively, of license fees were incurred under this agreement. At December 31, 2000 and 1999, $88,563 and $87,483, respectively, was payable to MERAD Software, Inc. under this agreement and was included in due to related party.

During 2000, 1,187,500 shares of the Company's common stock were issued to an officer of the Company for payment of accrued compensation of $80,000 and a note payable of $15,000.

During 2000, 200,000 shares of the Company's common stock valued at $10,000 was issued to a director for consulting services.


                                      F2-19

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE I - RELATED PARTY TRANSACTIONS (CONTINUED)

At December 31, 1999 and 2000, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors:

            Common Shares                        Exercise                                 Range of
            Under Option                      Price Per Share                         Expiration Dates
         ------------------                   ---------------                   -----------------------------
                 740,000                         $.05                                   December 2009
               5,666,500                         $.13                             June 2006 - December 2009
              ----------
               6,406,500

Of the total outstanding options granted to officers and directors as discussed above, options to acquire up to an aggregate of 6,293,250 shares of common stock are exercisable at December 31, 2000.

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

During 1999, 1,500,000 shares of the Company's common stock were issued to an officer of the Company for payment of accrued compensation of $210,000.

During 1999, an outstanding 6% convertible debenture to HealthWatch in the amount of $157,741 was converted into 1,824,645 shares of the Company's common stock.

At December 31, 2000 and 1999, the Company owned 16,667 shares of HealthWatch common stock.

Paul W. Harrison, the Chairman and Chief Executive Officer of the Company, is also the Chairman and Chief Executive Officer of HealthWatch. Mr. Harrison is also a shareholder of both companies.

During 2000 and 1999, the Company and HealthWatch operated under a Business Collaboration Agreement which allowed HealthWatch to act as a reseller of the Company's software product and provided for the sharing of certain operating expenses. The Company received from HealthWatch approximately $89,000 and $105,000 in 2000 and 1999, respectively, under this agreement, for the sharing of operating expenses, which is included as selling, general and administrative expenses in the Company's statements of operations.


                                      F2-20

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE I - RELATED PARTY TRANSACTIONS (CONTINUED)

In September 2000, the Business Collaboration Agreement was amended to provide, among other things, for revenue sharing based on a 60/40 split (i.e., the selling company would receive 60% of the sales price and the company that owns the technology would receive 40% of the sales price). Furthermore, HealthWatch is obligated to pay Halis a collaboration fee of $50,000 per month beginning in October 2000, which shall be applied as a credit against any revenue sharing amount that is due to Halis. The Company is obligated to provide support to HealthWatch for the Halis software products, provide reasonable product enhancement as part of product release updates, and cooperate with HealthWatch in regard to product enhancement requests. HealthWatch may terminate the $50,000 monthly collaboration fee payable to Halis on or after October 1, 2001, under certain terms and conditions. The Company received $150,000 from HealthWatch during 2000 under this agreement. This amount is included in revenues in the Company's statement of operations.

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

In March 2000, the Company and HealthWatch signed a binding letter of intent to merge. In the merger, each share of common stock of the Company outstanding immediately prior to the effective time of the merger would be converted into the right to receive one-twentieth (.05) of a share of HealthWatch common stock (the "Merger Consideration"). In addition, outstanding stock options and stock warrants of the Company would be converted into options and warrants to purchase HealthWatch common stock in accordance with the same conversion ratio.

The Letter of Intent also contains binding provisions providing HealthWatch with an unconditional right to purchase prior to the closing of the merger, up to $1,000,000 of the Company's common stock at $.20 per share, and upon any such financing, HealthWatch shall have a three month option to purchase up to an additional $5,000,000 of the Company's common stock at $.20 per share. In May 2000, HealthWatch purchased 5,000,000 shares of the Company's common stock at $.20 per share.

On June 29, 2000, the Company and HealthWatch signed a definitive merger agreement. The proposed merger is expected to close in the first quarter of 2001. The merger is subject to, among other conditions, the approval of the shareholders of both companies. No assurance can be given that the parties will be able to satisfy the conditions to the consummation of the merger.


                                      F2-21

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE J - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Details of non-cash transactions are as follows:

                                                                               2000                    1999
                                                                              -------                --------
         Capital lease obligations incurred for the acquisition
            of property and equipment                                         $  --                  $266,943
                                                                              =======                ========


         Debt converted to equity:
              Accrued employee compensation                                   $80,000                $210,000
              Note payable, related party                                      15,000                       -
              6% convertible promissory note, related party                      --                   157,741
              Accounts payable, consultants                                      --                    92,648
                                                                              -------                ---------
                                                                              $95,000                $460,389
                                                                              =======                ========

         Capitalized license fees recorded by increasing
              accounts payable                                                $  --                  $118,771
                                                                              =======                ========

         Cash paid for interest                                               $84,166                $ 61,050
                                                                              =======                =========


NOTE K - INFORMATION CONCERNING BUSINESS SEGMENTS

The Company's three reportable segments are strategic business units that offer different products and services to customers located throughout the United States. These segments are American Benefit Administrative Services ("ABAS"), Healthcare Enterprise System ("HES"), and Halis Consulting Services ("HCS"). ABAS provides third party claims processing services for healthcare plans of varying size companies. HES supplies healthcare software systems to various segments of the medical industry. HCS performs software consulting services and support to companies in varying industries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.


                                       F2-22

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE K - INFORMATION CONCERNING BUSINESS SEGMENTS (CONTINUED)

Segment information for 2000 and 1999 is as follows:

                                                                                                  Corporate
                                                        ABAS            HES            HCS       Unallocated         Totals
                                                     ----------      ---------      --------    ------------       ----------
2000

Revenues from external customers                    $3,862,105      $   25,309       $14,020     $  150,000         $4,051,434
Segment income (loss)                                 (111,863)       (302,092)          649       (363,657)          (776,963)
Interest income (expense), net                         (26,525)              -          (292)      (311,015)          (337,832)
Total assets                                         1,277,121          73,593        58,328        228,897          1,637,939
Capital expenditures                                    39,402          14,333             -          9,450             63,185
Depreciation and amortization                          518,199           3,996         1,800         73,705            597,700
Gain on extinguishment of accounts payable                   -               -             -        229,424            229,424

1999

Revenues from external customers                     3,371,496         798,077       912,920              -          5,082,493
Segment income (loss)                                 (934,117)        415,615       189,809     (1,116,134)        (1,444,827)
Interest income (expense), net                          (1,867)              -             -        (34,121)           (35,988)
Total assets                                         1,402,261          45,787        67,101        271,037          1,786,186
Capital expenditures                                   335,450               -             -          7,655            343,105
Depreciation and amortization                          497,939             936         1,780        119,482            620,137
Provision for losses on note
     receivable - related party                       (623,377)              -             -              -           (623,377)


                                      F2-23

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE L - FOURTH QUARTER ADJUSTMENTS

Significant adjustments made in the fourth quarter of 2000 are as follows:

         Record interest expense related to beneficial conversion
              feature on convertible debt                                                               $250,000
                                                                                                        ========



                                      F2-24

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of October 2001.

                              HEALTHWATCH, INC.

                                /s/  Paul Harrison
                              ---------------------------------------
                              By: Paul W. Harrison
                              Chairman, President and Chief Executive
                              Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:


Signature                                             Capacity                    Date
/s/ Paul W. Harrison               Chairman, President
Paul W. Harrison                   Chief Executive Officer                  October 15, 2001


/s/ Thomas C. Ridenour
Thomas C.Ridenour                  Chief Financial Officer                  October 15, 2001


/s/ Robert Tucker
Robert Tucker                      Director                                 October 15, 2001


/s/ Harold Blue
Harold Blue                        Director                                 October 15, 2001