Form 10QSB
period 2001-09-30
HEALTHWATCH INC
filed 2001-11-08
CIK 725627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                     Commission File Number
    ------------------------------                     ----------------------
         September 30, 2001                                    0-11476

                                HEALTHWATCH, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Minnesota                                         84-0916792
    -------------------------------                        -------------------
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

                                      N/A
             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

      Number of registrant's common shares outstanding at October 31, 2001

                                   4,460,575
                                   ---------

            Transitional Small Business Disclosure Format (check one)
                                Yes       No  X
                                    ---      ---

PART I.
FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS



                       HEALTHWATCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                                 ASSETS
CURRENT ASSETS
        Cash                                                                                            $      42,492
        Accounts receivable                                                                                   191,523
        Inventory                                                                                              23,261
        Net assets of discontinued subsidiary                                                                 321,761
        Other current assets                                                                                  133,227
                                                                                                        -------------
             TOTAL CURRENT ASSETS                                                                             712,264
                                                                                                        -------------

OTHER ASSETS
        Property and equipment, net of accumulated depreciation of $465,443                                   148,829
        Intangible assets, net of accumulated amortization of $373,141                                      6,462,858
                                                                                                        -------------
             TOTAL OTHER ASSETS                                                                             6,611,687
                                                                                                        -------------
                  TOTAL ASSETS                                                                          $   7,323,951
                                                                                                        =============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued expenses                                                           $   1,133,063
        Accrued payroll and payroll taxes                                                                      29,796
        Debentures payable                                                                                     25,000
        Deferred rent obligation                                                                               33,246
        Note payable to a bank                                                                                194,227
        Income taxes payable                                                                                   43,612
                                                                                                        -------------
             TOTAL  LIABILITIES (ALL CURRENT)                                                               1,458,944
                                                                                                        -------------

SHAREHOLDERS' EQUITY
        Cumulative preferred stock, 15,000,000 shares authorized,
        $.05 par value; $11,132,300 liquidation preference:
            Series P, 66,886 shares issued and outstanding                                                      3,344
            Series C, 4,000 shares issued and outstanding                                                         200
            Series D, 73,880 shares issued and outstanding                                                      3,695
        Common stock, $.05 par value; 50,000,000 shares authorized:
            2,713,884 shares issued and outstanding                                                           135,695
            1,743,064 shares to be issued                                                                      87,153
        Additional paid-in capital                                                                         41,777,442
        Unearned compensation                                                                                 (88,091)
        Accumulated deficit                                                                               (36,054,431)
             TOTAL SHAREHOLDERS' EQUITY                                                                     5,865,007
                                                                                                        -------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $   7,323,951
                                                                                                        =============

The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                           2001                   2000
                                                                                           ----                   ----
SALES                                                                                $     330,552          $    104,266
COST OF SALES                                                                               17,503                22,576
                                                                                     -------------          ------------
        GROSS PROFIT                                                                       313,049                81,690
                                                                                     -------------          ------------
OPERATING EXPENSES
        Selling, general and administrative                                                221,798               915,340
        Depreciation and amortization                                                      388,154                57,709
        Research and development                                                            39,732                38,480
                                                                                     -------------          ------------
             Total operating expenses                                                      649,684             1,011,529
                                                                                     -------------          ------------
OPERATING LOSS                                                                            (336,635)             (929,839)
                                                                                     -------------          ------------
OTHER INCOME (EXPENSE)
        Loss from investment in Halis, Inc.                                                     --              (118,660)
        Realized gain on marketable securities                                                  --                   150
        Interest income                                                                         68                58,104
        Interest expense                                                                    (2,380)               (3,614)
                                                                                     -------------          ------------
                  Total other income (expense)                                              (2,312)              (64,020)
                                                                                     -------------          ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                       (338,947)             (993,859)
INCOME TAX BENEFIT                                                                          20,027                    --
                                                                                     -------------          ------------
LOSS FROM CONTINUING OPERATIONS                                                           (318,920)             (993,859)
DISCONTINUED OPERATIONS (NET OF INCOME TAX OF $20,027)                                      30,040                    --
                                                                                     -------------          ------------
NET LOSS                                                                             $    (288,880)         $   (993,859)
                                                                                     =============          ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
        Loss from continuing operations                                              $    (318,920)         $   (993,859)
        Less preferred stock dividends (undeclared)                                        222,646               223,521
        Less amortization of beneficial conversion option on Series D and
               Series P preferred stock
                                                                                           763,095             1,495,845
                                                                                     -------------          ------------
        Loss from continuing operations available to common shareholders                (1,304,661)           (2,713,225)
        Discontinued operations                                                             30,040                    --
                                                                                     -------------          ------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                            $  (1,274,621)         $ (2,713,225)
                                                                                     -------------          ------------
NET LOSS PER COMMON SHARE, BASIC AND DILUTED
        Loss from continuing operations                                              $       (0.29)         $      (1.27)
        Discontinued operations, net of income tax                                              --                    --
                                                                                     -------------          ------------
        Net loss                                                                     $       (0.29)         $      (1.27)
                                                                                     -------------          ------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                     4,455,124             2,142,751
                                                                                     =============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                                  2001                 2000
                                                                                                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                                $(288,880)          $(993,859)

         Adjustments:
           Depreciation                                                                             15,013               1,716
           Amortization                                                                            373,141              55,993
           Loss from investment in Halis, Inc.                                                          --             118,660
           Gain on sale of marketable securities                                                        --                (150)
           Change in net assets of discontinued subsidiary                                             515                  --
           Stock options issued for services                                                        10,571                  --
           Changes in assets and liabilities:
                 Accounts receivable                                                              (156,664)            (16,926)
                 Inventory                                                                           4,282               3,410
                 Other current assets                                                               32,253              26,441
                 Other assets                                                                           --              (1,366)
                 Accounts payable and accrued expenses                                             (58,143)             68,347
                 Deferred revenue and customer deposits                                                 --              (1,225)
                                                                                                 ---------           ---------
                 Total adjustments                                                                 220,968             254,900
                                                                                                 ---------           ---------
           Net cash used in operating activities                                                   (67,912)           (738,959)
                                                                                                 ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of property and equipment                                                           --             (57,680)
           Proceeds from sale of marketable securities                                                  --             794,745
           Decrease in due from Halis, Inc.                                                             --             146,670
           Purchase of intangible assets, capitalized MERAD
              technology costs and other                                                                --             (97,723)
                                                                                                 ---------           ---------
              Net cash provided in investing activities                                                 --             786,012
                                                                                                 ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on note payable to a bank                                                  (24,200)                 --
                                                                                                 ---------           ---------
         Net cash used by financing activities                                                     (24,200)                 --
                                                                                                 ---------           ---------
NET INCREASE (DECREASE) IN CASH                                                                    (92,112)             47,053

CASH, BEGINNING OF PERIOD                                                                          134,604              16,264
                                                                                                 ---------           ---------
CASH, END OF PERIOD                                                                              $  42,492           $  63,317
                                                                                                 =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of September 30, 2001, and its results of operations and cash flows for the three months then ended have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. This report should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

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

SIGNIFICANT ESTIMATES

Management has estimated the undiscounted future cash flows that are expected to result from the use of its technology. These estimates are based on current letters of intent and anticipated future sales. Achieving these estimates depends on the Company's success in implementing its sales plan and penetrating the market with its available resources. Management's estimates of projected cash flows are subject to risks and uncertainties of change affecting the recoverability of the Company's intangible assets. Although management has made its best estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its technology and the need for asset impairment write-downs. As a result, the carrying amount of the Company's intangible assets of approximately $6.5 million may be reduced materially in the near term.

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

DEBENTURES PAYABLE

As of September 30, 2001, the Company had outstanding debentures with principal totaling $25,000. The debentures accrue interest at an annual rate of 10%, payable quarterly. The debentures matured on March 1, 1998, and are currently in default as to the payment of principal and past due interest. The debentures, including unpaid accrued interest, could be converted, at the option of the holder, into shares of the Company's common stock. As of September 30, 2001, $16,334 in accrued but unpaid interest was outstanding on the debentures. The Company is attempting to reach an agreement with the remaining debenture holder in an effort to resolve the amounts outstanding or otherwise bring the debentures out of their default status.

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

The following is a summary of operations of ABAS included in the consolidated financial statements of HealthWatch for the three months ended September 30, 2001 and 2000:

                                                       2001              2000
                                                       ----              ----
    Sales                                           $1,115,979          $    --
    Operating expenses                               1,060,232               --
                                                    ----------          -------
       Operating income                                 55,747               --
                                                    ----------          -------
    Interest expense                                    (5,680)              --
                                                    ----------          -------
       Net income                                   $   50,067          $    --
                                                    ==========          =======

Assets and liabilities of ABAS at September 30, 2001 are summarized as follows:

         Cash                                               $113,251
         Restricted cash                                       3,056
         Receivables                                         219,236
         Deferred income taxes                                45,000
         Other current assets                                 79,623
                                                            --------
              Total current assets                           460,166

         Property and equipment, net                         176,560
         Other assets                                         17,722
                                                            --------
              Total assets                                  $654,448
                                                            --------
         Accounts payable and accrued expenses              $107,181
         Deferred rent obligation                             66,230
         Capital lease obligations - current                  56,979
                                                            --------
              Total current liabilities                      230,390

         Capital lease obligations - long term               102,297
                                                            --------
              Total liabilities                             $332,687
                                                            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Financial Condition

Total assets at September 30, 2001 decreased $347,752 to $7,323,951 from $7,671,703 at June 30, 2001. The decrease is primarily due to the amortization of intangibles of $373,141, a reduction of $92,112 in cash used to reduce current liabilities, offset by an increase in accounts receivables of $156,664. Current liabilities at September 30, 2001 decreased $69,443 to $1,458,944 from $1,528,387 at June 30, 2001. The decrease is primarily due to the repayment of current liabilities. Shareholders' equity at September 30, 2001 decreased $278,309 to $5,865,007 from $6,143,316 at June 30, 2001. This decrease is primarily due to the net loss for the three months ended September 30, 2001 of $288,880.

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Revenues increased $226,286, or 217% to $330,552 in the first quarter ended September 30, 2001 from $104,266 during the same period in 2000. The increase results from licensing revenue of the Company's HES System.

Cost of products sold decreased $5,073 or 22.5% to $17,503 in the first quarter ended September 30, 2001 from $22,576 during the same period in 2000. The decrease is primarily due to the continued shift from product sales to service and support at Healthwatch Technologies.

Gross margins increased to $313,049, 94.7%, in the first quarter ended September 30, 2001 from

$81,690, 78.3%, during the same period in 2000. Higher gross margins were achieved from the revenue generated from the HES System and the continued shift from product sales to service and support at Healthwatch Technologies.

Selling, general and administrative expenses decreased $693,542 or 75.8% to $221,798 in the first quarter ended September 30, 2001 from $915,340 during the same period in 2000. This decrease was primarily due to a decrease in compensation expense, the discontinuance of payments to Halis under the business collaboration agreement subsequent to the merger, and general reductions in operating expenses.

Research and development expenses remained substantially the same at $39,732 in the first quarter ended September 30, 2001 as compared to $38,480 during the same period in 2000.

Depreciation and amortization increased $330,445 to $388,154 in the first quarter ended September 30, 2001 from $57,709 during the same period in 2000. The increase is primarily the result of amortization expense of $300,162 related to intangible assets acquired in the Halis merger which was effective May 31, 2001.

Equity loss from investment in Halis decreased $118,660 due to the consummation of the Halis merger.

Interest income decreased $58,036 to $68 in the first quarter ended September 30, 2001 as compared to $58,104 during the same period in 2000. The decrease is due to the sale of Marketable Securities used for working capital purposes.

Interest expense decreased $1,234 to $2,380 in the first quarter ended September 30, 2001 as compared to $3,614 during the same period in 2000. The decrease is due to margin interest paid in the first quarter of 2000.

Liquidity and Capital Resources

At September 30, 2001, HealthWatch had a cash balance of $42,492. During the three months ended September 30, 2001, operating activities consumed $67,912 of cash as compared to $738,959 for the same period in 2000. The decrease in cash used in operations is primarily the result of lower expenses, including the discontinuance of payments to Halis under the business collaboration agreement subsequent to the merger.

There were no cash investing activities during the three months ended September 30, 2001.

Financing activities used $24,200 cash during the three months ended September 30, 2001. In the first quarter 2001, the Company made principal payments on the note payable to a bank.

The Company has begun to implement its business plan. Currently, HealthWatch does not have any material commitments outstanding for capital expenditures and does not anticipate making any material capital expenditures in the short term. HealthWatch is not currently generating positive cash flow from its operations, and does not currently have liquid assets necessary to sustain operations over the next twelve months. Management believes that it will be able to provide the necessary operating capital from sales of its products and services. However, if HealthWatch is unable to generate sufficient cash flow from its business it will be necessary to seek additional equity or debt financing. There can be no assurance that the Company will be successful in obtaining additional financing under acceptable terms, if at all.

PART II.
OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2001, the Company issued 3,571 shares of common stock as a result of the conversion of 125 shares of Series D preferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 1, 1998, $580,000 principal amount of the Company's 10% secured convertible debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms and the Company obtained no further extension of the maturity date from the holders. During fiscal 1999, $100,000 in principal of the Debentures was paid to the holders thereof. In January and February 2000, the Debenture holders converted $455,000 of their Debentures and related accrued interest of $139,357 into 316,990 shares of common stock of the Company. As of September 30, 2001, a principal balance of $25,000 remains outstanding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's shareholders during the first quarter ended September 30, 2001.

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

(b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

                                                   HEALTHWATCH, INC.

Date: November 8, 2001                             /s/ Paul W. Harrison
                                                   -----------------------
                                                   Paul W. Harrison
                                                   Chairman, President and
                                                    Chief Executive Officer

Date: November 8, 2001                             /s/ Thomas C. Ridenour
                                                   ---------------------------
                                                   Chief Financial Officer and
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