Form 10QSB
period 2001-12-31
HEALTHWATCH INC
filed 2002-02-14
CIK 725627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           Commission File Number
         ---------------------------------------------------------------
                 December 31, 2001                        0-11476

                                HEALTHWATCH, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Minnesota                                   84-0916792
       -------------------------------                    -------------------
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

                                 Yes X No ______

      Number of registrant's common shares outstanding at January 31, 2002
                                    4,483,782

            Transitional Small Business Disclosure Format (check one)
                                 Yes __ No X

PART I.
FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS




                       HEALTHWATCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                   (UNAUDITED)

                                                 ASSETS



CURRENT ASSETS

     Cash                                                                            $     36,835
     Accounts receivable                                                                  213,498
     Note receivable, current portion                                                      55,000
     Inventory                                                                             19,527
     Other current assets                                                                 103,421
                                                                                     ------------
          TOTAL CURRENT ASSETS                                                            428,281
                                                                                     ------------

OTHER ASSETS

     Property and equipment, net of accumulated depreciation of $479,297                  134,975
     Note receivable, net of current portion                                              335,439
     Intangible assets, net of accumulated amortization of $1,440,709                   6,097,978
                                                                                     ------------
          TOTAL OTHER ASSETS                                                            6,568,392
                                                                                     ------------
               TOTAL ASSETS                                                          $  6,996,673
                                                                                     ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued expenses                                             $1,001,746
     Accrued payroll and payroll taxes                                                     96,791
     Debentures payable                                                                    25,000
     Deferred rent obligation                                                              33,246
     Note payable to a bank                                                               200,390
                                                                                     ------------
          TOTAL LIABILITIES (ALL CURRENT)                                               1,357,173
                                                                                     ------------


SHAREHOLDERS' EQUITY

     Cumulative preferred stock, 15,000,000 shares authorized, $.05 par value; $11,132,300 liquidation preference:

         Series P, 66,886 shares issued and outstanding                                     3,344
         Series C, 4,000 shares issued and outstanding                                        200
         Series D, 72,941 shares issued and outstanding                                     3,648
     Common stock, $.05 par value; 50,000,000 shares authorized:

         2,740,718 shares issued and outstanding                                          137,037
         1,743,064 shares to be issued                                                     87,153
     Additional paid-in capital                                                        41,776,147
     Unearned compensation                                                                (77,520)
     Accumulated deficit                                                              (36,290,509)
                                                                                     ------------
          TOTAL SHAREHOLDERS' EQUITY                                                    5,639,500
                                                                                     ------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  6,996,673
                                                                                     ============

   The accompanying notes are an integral part of these consolidated financial statements.


                       HEALTHWATCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000





                                                                                     2001           2000
                                                                                     ----           ----
SALES                                                                             $  259,230     $   79,356
COST OF SALES                                                                          9,382         15,312
                                                                                  ----------     ----------
     GROSS PROFIT                                                                    249,848         64,044
                                                                                  ----------     ----------

OPERATING EXPENSES
     Selling, general and administrative                                             433,161        958,340
     Depreciation and amortization                                                   387,043         70,202
     Research and development                                                         41,975         59,554
                                                                                 -----------    -----------
          Total operating expenses                                                   862,179      1,088,096
                                                                                 -----------    -----------

OPERATING LOSS                                                                      (612,331)    (1,024,052)
                                                                                 -----------    -----------

OTHER INCOME (EXPENSE)
     Loss from investment in Halis, Inc.                                                  --         (9,050)
     Realized loss on marketable securities                                               --         (4,010)
     Interest income                                                                      --         37,845
     Interest expense                                                                (18,413)        (6,401)
                                                                                 -----------    -----------
          Total other income (expense)                                               (18,413)       (18,384)
                                                                                 -----------    -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                 (630,744)    (1,005,668)
INCOME TAX BENEFIT                                                                   157,866             --
                                                                                 -----------    -----------
LOSS FROM CONTINUING OPERATIONS                                                     (472,878)    (1,005,668)
GAIN ON SALE OF SUBSIDIARY (NET OF INCOME TAX OF $157,866)                           236,800             --
                                                                                 -----------    -----------
NET LOSS                                                                         $  (236,078)   $(1,005,668)
                                                                                 ===========    ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE
     Loss from continuing operations                                             $  (472,878)   $(1,005,668)
     Less preferred stock dividends (undeclared)                                     222,646        223,521
     Less amortization of beneficial conversion option on Series D and
            Series P preferred stock                                                      --      1,495,845
                                                                                 -----------    -----------
     Loss from continuing operations available to common shareholders               (695,524)    (2,725,034)
     Gain on sale of subsidiary, net of income tax                                   236,800             --
                                                                                 -----------    -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                        $  (458,724)   $(2,725,034)
                                                                                 ===========    ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
     Loss from continuing operations                                             $     (0.15)   $     (1.27)
     Gain on sale of subsidiary, net of income tax                                      0.05             --
                                                                                 -----------    -----------
     Net loss                                                                    $     (0.10)   $     (1.27)
                                                                                 ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                               4,475,032      2,142,751
                                                                                 ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.


                       HEALTHWATCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                                                        2001           2000
                                                                                        ----           ----
SALES                                                                               $   589,782    $   183,622
COST OF SALES                                                                            26,885         37,888
                                                                                    -----------    -----------
     GROSS PROFIT                                                                       562,897        145,734
                                                                                    -----------    -----------

OPERATING EXPENSES
     Selling, general and administrative                                                654,957      1,873,679
     Depreciation and amortization                                                      775,199        127,911
     Research and development                                                            81,707         98,034
                                                                                    -----------    -----------
          Total operating expenses                                                    1,511,863      2,099,624
                                                                                    -----------    -----------

OPERATING LOSS                                                                         (948,966)    (1,953,890)
                                                                                    -----------    -----------

OTHER INCOME (EXPENSE)
     Loss from investment in Halis, Inc.                                                     --       (127,710)
     Realized loss on marketable securities                                                  --         (3,860)
     Interest income                                                                         68         95,949
     Interest expense                                                                   (20,793)       (10,015)
                                                                                    -----------    -----------
          Total other income (expense)                                                  (20,725)       (45,636)
                                                                                    -----------    -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                    (969,691)    (1,999,526)
INCOME TAX BENEFIT                                                                      177,893             --
                                                                                    -----------    -----------
LOSS FROM CONTINUING OPERATIONS                                                        (791,798)    (1,999,526)
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX OF $20,027)                       30,040
GAIN ON SALE OF SUBSIDIARY (NET OF INCOME TAX OF $157,866)                              236,800             --
                                                                                    -----------    -----------
NET LOSS                                                                            $  (524,958)   $(1,999,526)
                                                                                    ===========    ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE
     Loss from continuing operations                                                $  (791,798)   $(1,999,526)
     Less preferred stock dividends (undeclared)                                        445,292        447,042
     Less amortization of beneficial conversion option on Series D and
       Series P preferred stock                                                         763,095      2,991,690
                                                                                    -----------    -----------
     Loss from continuing operations available to common shareholders                (2,000,185)    (5,438,258)
     Income from discontinued operations, net of income tax                              30,040             --
     Gain on sale of subsidiary, net of income tax                                      236,800             --
                                                                                    -----------    -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                           $(1,733,345)   $(5,438,258)
                                                                                    ===========    ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
     Loss from continuing operations                                                $     (0.45)   $     (2.54)
     Income from discontinued operations, net of income tax                                0.01             --
     Gain on sale of subsidiary, net of income tax                                         0.05             --
                                                                                    -----------    -----------
     Net loss                                                                       $     (0.39)   $     (2.54)
                                                                                    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                  4,465,078      2,142,751
                                                                                    ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.


                       HEALTHWATCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000



                                                                                                  2001           2000
                                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                $  (524,958)   $(1,999,526)
     Adjustments:
       Depreciation                                                                               28,867          7,112
       Amortization                                                                              746,332        120,799
       Loss from investment in Halis, Inc.                                                            --        127,710
       Loss on sale of marketable securities                                                          --          3,860
       Gain on sale of subsidiary                                                               (394,666)            --
       Stock options issued for services                                                          21,142             --
       Changes in assets and liabilities, net of effects of sale of subsidiary:
             Accounts receivable                                                                (178,639)       (13,888)
             Inventory                                                                             8,016         10,028
             Other current assets                                                                 79,950        (73,401)
             Other assets                                                                             --        (13,157)
             Accounts payable and accrued expenses                                              (124,613)       154,657
             Deferred revenue and customer deposits                                                   --         (1,989)
                                                                                             -----------    -----------
             Total adjustments                                                                   186,389        321,731
                                                                                             -----------    -----------
       Net cash used in operating activities                                                    (338,569)    (1,677,795)
                                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                                             --       (119,378)
       Proceeds from sale of marketable securities                                                    --      2,190,143
       Proceeds from sale of  subsidiary                                                         265,000             --
       Decrease in due from Halis, Inc.                                                               --       (108,553)
       Purchase of intangible assets, capitalized MERAD
         technology costs and other                                                                   --       (248,597)
                                                                                             -----------    -----------
         Net cash provided in investing activities                                                    --      1,713,615
                                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on note payable to a bank                                                   (24,200)            --
                                                                                             -----------    -----------
     Net cash used by financing activities                                                       (24,200)            --
                                                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                                  (97,769)        35,820

CASH, BEGINNING OF PERIOD                                                                        134,604         16,264
                                                                                             -----------    -----------

CASH, END OF PERIOD                                                                          $    36,835    $    52,084
                                                                                             ===========    ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                                       5

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of December 31, 2001, and its results of operations and cash flows for the three months and six months then ended have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. This report should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

ORGANIZATION AND NATURE OF BUSINESS

HealthWatch, Inc. ("HealthWatch") and subsidiaries (collectively the "Company") was founded in 1983 and while continuing to be a supplier of parts and services for noninvasive vascular diagnostic medical instruments to hospitals and medical clinics throughout the United States, continues to evolve into primarily a software information technology ("IT") company. The Company's virtual software application utility (the "MERAD Systems") utilizes an advanced multi-media object and relational database which creates knowledge objects that can be used and reused in virtually unlimited numbers of combinations to provide efficient applications that can be accessed in both an Internet and Intranet environment. Headquartered in Atlanta, Georgia, HealthWatch has research and development, marketing, sales and support capabilities in the healthcare IT sector.

The Company's objective is to become a leading provider of enterprise software applications to process and manage transactions for physician offices, hospitals, outpatient clinics, and other healthcare providers. As part of this plan, the Company will offer and market enterprise software solutions, known as the Heal Systems and the HES Systems. The HES Systems and the Heal Systems use proprietary technology to distribute, in a compressed digital format, one system that includes over 30 integrated applications for the management of a healthcare enterprise's resources, patient data, clinical data, and finances. The HES Systems and the Heal Systems were designed and built using the Company's software application utility, MERAD Systems.

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

SIGNIFICANT ESTIMATES

Management has estimated the undiscounted future cash flows that are expected to result from the use of its technology. These estimates are based on current letters of intent and anticipated future sales. Achieving these estimates depends on the Company's success in implementing its sales plan and penetrating the market with its available resources. Management's estimates of projected cash flows are subject to risks and uncertainties of change affecting the recoverability of the Company's intangible assets. Although management has made its best estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its technology and the need for asset impairment write-downs. As a result, the carrying amount of the Company's intangible assets of approximately $6.1 million may be reduced materially in the near term.

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

DEBENTURES PAYABLE

As of December 31, 2001, the Company had outstanding debentures with principal totaling $25,000. The debentures accrue interest at an annual rate of 10%, payable quarterly. The debentures matured on March 1, 1998, and are currently in default as to the payment of principal and past due interest. The debentures, including unpaid accrued interest, could be converted, at the option of the holder, into shares of the Company's common stock. As of December 31, 2001, $17,399 in accrued but unpaid interest was outstanding on the debentures. The Company is attempting to reach an agreement with the remaining debenture holder in an effort to resolve the amounts outstanding or otherwise bring the debentures out of their default status.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002, but may adopt the new statement beginning July 1, 2001. The Company is currently evaluating the effects that adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position. As of June 30, 2001, the Company has intangible assets, net of accumulated amortization, of approximately $6.1 million, which will be subject to the transitional provisions of SFAS No.
142. Amortization expense was $746,332 and $120,799 for the six months ended December 31, 2002 and 2001, respectively.

NOTE B - OPERATIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred net losses of $524,958 for the six months ended December 31, 2001 and $3,937,367 for the year ended June 30, 2001, and had a working capital deficiency of $928,892 at December 31, 2001. The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash in its operating activities during the six months ended December 31, 2001 and the year ended June 30, 2001 and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital and improved operations will be needed to sustain the Company's operations.

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

NOTE C - GAIN ON SALE OF SUBSIDIARY

On October 9, 2001, the Company sold its claims processing subsidiary, ABAS, to a company controlled by the President of ABAS. The sales agreement specifies a maximum purchase price of $1,320,000. This purchase price consists of $265,000 paid at closing, $55,000 to be paid on or before June 1, 2002, and profit sharing revenues of $1,000,000, of which $465,000 is guaranteed through a five-year promissory note. The agreement also includes a marketing and administrative services agreement to jointly pursue certain new technology-based services and share in revenues. The sale resulted in a pre-tax gain of $394,666 ($236,800 after estimated taxes). The non-interest bearing promissory note of $520,000 has been discounted to $390,439 using a rate of 6.75% for five years. The gain was computed using a sales price of $655,439 representing $265,000 paid at closing, a discounted promissory note of $390,439, less net assets of ABAS of $260,773.

The following is a summary of operations of ABAS included in the consolidated financial statements of HealthWatch for the six months ended December 31, 2001 and 2000:

                                2001        2000
                            -----------    -----
      Sales                 $ 1,115,979    $  --
      Operating expenses      1,060,232       --
                            -----------    -----
         Operating income        55,747       --
                            -----------    -----
      Interest expense           (5,680)      --
                            -----------    -----
                            $    50,067    $  --
                            ===========    =====

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

Financial Condition

Total assets at December 31, 2001 decreased $675,030 to $6,996,673 from $7,671,703 at June 30, 2001. The decrease is primarily due to the amortization of intangibles of $746,332, a reduction of $97,769 in cash used to reduce current liabilities, offset by an increase in receivables of $569,078, of which $390,439 is a note receivable due from the acquirer of ABAS. Current liabilities at December 31, 2001 decreased $171,214 to $1,357,173 from $1,528,387 at June
30, 2001. The decrease is primarily due to the repayment of current liabilities. Shareholders' equity at December 31, 2001 decreased $503,816 to $5,639,500 from $6,143,316 at June 30, 2001. This decrease is primarily due to the net loss for the six months ended December 31, 2001 of $524,958.

Results of Operations

Six months ended December 31, 2001 compared to six months ended December 31,
2000

Revenues increased $406,160, or 221.2% to $589,782 for the six months ended December 31, 2001 from $183,622 during the same period in 2000. The increase results from licensing revenues from the Company's Heal Systems, HES Systems and MERAD Systems.

Cost of products sold decreased $11,003 or 29.0% to $26,885 for the six months ended December 31, 2001 from $37,888 during the same period in 2000. The decrease is primarily due to the continued shift from product sales to service and support at Healthwatch Technologies.

Gross margins increased to $562,897, 95.4%, for the six months ended December 31, 2001 from $145,734, 79.4%, during the same period in 2000. Higher gross margins were achieved from the revenue generated from the HES System and the continued shift from product sales to service and support at Healthwatch Technologies.

Selling, general and administrative expenses decreased $1,218,720 or 65.0% to $654,959 for the six months ended December 31, 2001 from $1,873,679 during the same period in 2000. This decrease was primarily due to a decrease in compensation expense, the discontinuance of payments to Halis under the business collaboration agreement subsequent to the merger, and general reductions in operating expenses.

Research and development expenses decreased $16,327 or 16.7% to $81,707 for the six months ended December 31, 2001 as compared to $98,034 during the same period in 2000. The decrease was primarily due to additional development work performed during the six months ended December 31, 2000.

Depreciation and amortization increased $647,286 to $775,197 for the six months ended December 31, 2001 from $127,911 during the same period in 2000. The increase is primarily the result of amortization expense of $600,324 related to intangible assets acquired in the Halis merger which was effective May 31, 2001.

Equity loss from investment in Halis decreased from $127,710 to zero due to the consummation of the Halis merger.

Interest income decreased $95,881 to $68 for the six months ended December 31, 2001 as compared to $95,949 during the same period in 2000. The decrease is due to the sale of marketable securities used for working capital purposes.

Interest expense increased $10,778 to $20,793 for the six months ended December 31, 2001 as compared to $10,015 during the same period in 2000. The increase is due to interest on notes payable to a bank acquired in the Halis merger.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Revenues increased $179,874, or 226.7% to $259,230 in the second quarter ended December 31, 2001 from $79,356 during the same period in 2000. The increase results from licensing revenues from the Company's Heal Systems, HES Systems and MERAD Systems.

Cost of products sold decreased $5,930 or 38.7% to $9,382 in the second quarter ended December 31, 2001 from $15,312 during the same period in 2000. The decrease is primarily due to the continued shift from product sales to service and support at Healthwatch Technologies.

Gross margins increased to $249,848, 96.4%, in the second quarter ended December 31, 2001 from $64,044, 80.7%, during the same period in 2000. Higher gross margins were achieved from the revenue generated from the HES System and the continued shift from product sales to service and support at Healthwatch Technologies.

Selling, general and administrative expenses decreased $525,179 or 54.8% to $433,161 in the second quarter ended December 31, 2001 from $958,340 during the same period in 2000. This decrease was primarily due to a decrease in compensation expense, the discontinuance of payments to Halis under the business collaboration agreement subsequent to the merger, and general reductions in operating expenses.

Research and development expenses decreased $17,579 or 29.5% to $41,975 in the second quarter ended December 31, 2001 as compared to $59,554 during the same period in 2000. The decrease was primarily due to additional development work performed during the second quarter ended December 31, 2000.

Depreciation and amortization increased $316,841 to $387,043 in the second quarter ended December 31, 2001 from $70,202 during the same period in 2000. The increase is primarily the result of amortization expense of $300,162 related to intangible assets acquired in the Halis merger which was effective May 31, 2001.

Equity loss from investment in Halis decreased from $9,050 to zero due to the consummation of the Halis merger.

Interest income decreased $37,845 in the second quarter ended December 31, 2001 as compared to $37,845 during the same period in 2000. The decrease is due to the sale of Marketable Securities used for working capital purposes.

Interest expense increased $12,012 to $18,413 in the second quarter ended December 31, 2001 as compared to $6,401 during the same period in 2000. The increase is due to interest on notes payable to a bank acquired in the Halis merger.

Liquidity and Capital Resources

At December 31, 2001, HealthWatch had a cash balance of $36,835. During the six months ended December 31, 2001, operating activities consumed $338,569 of cash as compared to $1,677,795 for the same period in 2000. The decrease in cash used in operations is primarily the result of lower expenses, including the discontinuance of payments to Halis under the business collaboration agreement subsequent to the merger, and an increase in license revenues of the Company's HES System.

Investing activities provided $265,000 cash during the six months ended December 31, 2001 representing proceeds from the sale of ABAS. Cash provided for the same period in 2000 of $1,713,615 primarily represents proceeds from the sale of marketable securities of $2,190,143 offset by capitalized MERAD technology costs of $248,597.

Financing activities used $24,200 cash during the six months ended December 31, 2001. In the first quarter 2001, the Company made principal payments on the note payable to a bank acquired in the Halis merger, which was effective May 31, 2001.

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

PART II.
OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2001, the Company issued 26,834 shares of common stock as a result of the conversion of 939 shares of Series D preferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 1, 1998, $580,000 principal amount of the Company's 10% secured convertible debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms and the Company obtained no further extension of the maturity date from the holders. During fiscal 1999, $100,000 in principal of the Debentures was paid to the holders thereof. In January and February 2000, the Debenture holders converted $455,000 of their Debentures and related accrued interest of $139,357 into 316,990 shares of common stock of the Company. As of December 31, 2001, a principal balance of $25,000 remains outstanding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's shareholders during the second quarter ended December 31, 2001.

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

     (b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended December 31, 2001.

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

                                                   HEALTHWATCH, INC.

Date: February 14, 2002                            /s/ Paul W. Harrison
                                                   --------------------
                                                   Paul W. Harrison
                                                   Chairman, President and
                                                      Chief Executive Officer

Date: February 14, 2002                            /s/ Thomas C. Ridenour
                                                   ----------------------
                                                   Chief Financial Officer and
                                                    Principal Accounting Officer

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