Form 10QSB
period 2002-03-31
HEALTHWATCH INC
filed 2002-05-15
CIK 725627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        Commission File Number
----------------------------------------------------------------------------
  March 31, 2002                                            0-11476

                                HEALTHWATCH, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

  Minnesota                                               84-0916792
-------------                                        -------------------
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

       Number of registrant's common shares outstanding at April 30, 2002
                                    4,533,788
                                    ---------

            Transitional Small Business Disclosure Format (check one)
                                   Yes     No X
                                      ---    ---

PART I.
FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
        Cash                                                                     $    21,020
        Accounts receivable                                                          290,333
        Note receivable, current portion                                              55,000
        Other current assets                                                          59,912
                                                                                 -----------
             TOTAL CURRENT ASSETS                                                    426,265
                                                                                 -----------
OTHER ASSETS
        Property and equipment, net of accumulated depreciation of $315,559          108,849
        Note receivable, net of current portion                                      335,439
        Intangible assets, net of accumulated amortization of $1,814,343           5,733,194
                                                                                 -----------
             TOTAL OTHER ASSETS                                                    6,177,482
                                                                                 -----------
                  TOTAL ASSETS                                                   $ 6,603,747
                                                                                 ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable and accrued expenses                                    $   965,503
        Accrued payroll and payroll taxes                                            107,181
        Debentures payable                                                            25,000
        Deferred rent obligation                                                      33,246
        Note payable to a bank                                                       207,224
                                                                                 -----------
             TOTAL  LIABILITIES (ALL CURRENT)                                      1,338,154
                                                                                 -----------
SHAREHOLDERS' EQUITY
        Cumulative preferred stock, 15,000,000 shares authorized, $.05 par value; $10,863,400 liquidation preference:
            Series P, 66,886 shares issued and outstanding                             3,344
            Series C, 4,000 shares issued and outstanding                                200
            Series D, 71,191 shares issued and outstanding                             3,560
        Common stock, $.05 par value; 50,000,000 shares authorized:
            2,790,724 shares issued and outstanding                                  139,537
            1,743,064 shares to be issued                                             87,153
        Additional paid-in capital                                                41,773,735
        Unearned compensation                                                        (66,949)
        Accumulated deficit                                                      (36,674,987)
                                                                                 -----------
             TOTAL SHAREHOLDERS' EQUITY                                            5,265,593
                                                                                 -----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 6,603,747
                                                                                 ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                     2002                  2001
                                                                                 -----------           -----------
SALES                                                                            $   180,419           $    19,760
                                                                                 -----------           -----------
OPERATING EXPENSES
        Selling, general and administrative                                          107,245               822,713
        Depreciation and amortization                                                386,460                76,784
        Research and development                                                      31,402                52,881
                                                                                 -----------           -----------
                 TOTAL OPERATING EXPENSES                                            525,107               952,378
                                                                                 -----------           -----------
OPERATING LOSS                                                                      (344,688)             (932,618)
                                                                                 -----------           -----------
OTHER INCOME (EXPENSE)
        Loss from investment in Halis, Inc.                                               --               (75,654)
        Realized loss on sale of marketable securities                                    --                (4,446)
        Interest income                                                                   --                11,909
        Interest expense                                                              (7,970)               (8,217)
                                                                                 -----------           -----------
                  TOTAL OTHER INCOME (EXPENSE)                                        (7,970)              (76,408)
                                                                                 -----------           -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                 (352,658)           (1,009,026)
INCOME TAX EXPENSE                                                                   (12,727)              (15,162)
                                                                                 -----------           -----------
LOSS FROM CONTINUING OPERATIONS                                                     (365,385)           (1,024,188)
LOSS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX
 BENEFIT OF $12,727 AND $15,162)
                                                                                     (19,093)              (22,743)
   NET LOSS                                                                      $  (384,478)          $(1,046,931)
                                                                                 ===========           ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE
        Loss from continuing operations                                          $  (365,385)          $(1,024,188)
        Less preferred stock dividends (undeclared)                                  217,286               223,521
        Less amortization of beneficial conversion option on Series D and
               Series P preferred stock                                                --                1,429,839
                                                                                 -----------           -----------
        Loss from continuing operations available to common shareholders            (582,671)           (2,677,548)
        Loss from discontinued operations, net of income tax benefit                 (19,093)              (22,743)
                                                                                 -----------           -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                        $  (601,764)          $(2,700,291)
                                                                                 ===========           ===========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED
        Loss from continuing operations                                          $     (0.13)          $     (1.25)
        Loss from discontinued operations, net of income tax benefit                      --                 (0.01)
                                                                                 -----------           -----------
        Net loss                                                                 $     (0.13)          $     (1.26)
                                                                                 ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                               4,522,717             2,142,751
                                                                                 ===========           ===========



     The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                                     2002                   2001
                                                                                    ------                 ------
SALES                                                                            $   639,648            $   22,700
                                                                                ------------           -----------
OPERATING EXPENSES
        Selling, general and administrative                                          639,679             2,517,672
        Depreciation and amortization                                              1,159,603               203,228
        Research and development                                                     113,109               150,915
                                                                                ------------           -----------
             TOTAL OPERATING EXPENSES                                              1,912,391             2,871,815
                                                                                ------------           -----------
OPERATING LOSS                                                                    (1,272,743)           (2,849,115)
                                                                                ------------           -----------
OTHER INCOME (EXPENSE)
        Loss from investment in Halis, Inc.                                               --              (203,364)
        Realized loss on sale of marketable securities                                    --                (8,306)
        Interest income                                                                   68               107,858
        Interest expense                                                             (26,047)              (16,407)
                                                                                ------------           -----------
                  TOTAL OTHER INCOME (EXPENSE)                                       (25,979)             (120,219)
                                                                                ------------           -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                               (1,298,722)           (2,969,334)
INCOME TAX BENEFIT(EXPENSE)                                                          155,715               (30,849)
                                                                                ------------           -----------
LOSS FROM CONTINUING OPERATIONS                                                   (1,143,007)           (3,000,183)
LOSS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX OF $2,151 AND $30,849)           (3,229)              (46,274)
GAIN ON SALE OF SUBSIDIARY (NET OF INCOME TAX OF $157,866)                           236,800                    --
                                                                                ------------           -----------
NET LOSS                                                                           $(909,436)          $(3,046,457)
                                                                                ============           ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE
        Loss from continuing operations                                          $(1,143,007)          $(3,000,183)
        Less preferred stock dividends (undeclared)                                  662,578               670,563
        Less amortization of beneficial conversion option on Series D and
               Series P preferred stock                                              763,095             4,421,529
                                                                                ------------           -----------
        Loss from continuing operations available to common shareholders          (2,568,680)           (8,092,275)
        Loss from discontinued operations, net of income tax                          (3,229)              (46,274)
        Gain on sale of subsidiary, net of income tax                                236,800                    --
                                                                                  ----------            ----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                       $ (2,335,109)          $(8,138,549)
                                                                                ============           ===========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED
        Loss from continuing operations                                               $(0.57)               $(3.78)
        Loss from discontinued operations, net of income tax                              --                 (0.02)
        Gain on sale of subsidiary, net of income tax                                   0.05                    --
                                                                                ------------           -----------
        Net loss                                                                     $ (0.52)              $ (3.80)
                                                                                ============           ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                               4,484,010             2,142,751
                                                                                ============           ===========



     The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                                                  2002               2001
                                                                                                 ------             ------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                           $   (909,436)       $ (3,046,457)
                                                                                            ------------        ------------
         Adjustments:
           Depreciation                                                                           39,637              11,851
           Amortization                                                                        1,119,966             191,377
           Loss from investment in Halis, Inc.                                                        --             203,364
           Loss on sale of marketable securities                                                      --               8,306
           Gain on sale of subsidiary                                                           (394,666)                 --
           Net assets of discontinued operations                                                  34,883                  --
           Stock options issued for services                                                      31,713                  --
           Changes in assets and liabilities, net of effects of sale of subsidiary and discontinued operations:
                 Accounts receivable                                                            (255,474)            (22,766)
                 Inventory                                                                         8,016               5,268
                 Other current assets                                                            123,459            (133,169)
                 Other assets                                                                         --              (2,713)
                 Accounts payable and accrued expenses                                         (152,482)              94,268
                 Deferred revenue and customer deposits                                               --              (8,490)
                                                                                            ------------        ------------
                 Total adjustments
                                                                                                 555,052             347,296
                                                                                            ------------        ------------
           Net cash used in operating activities                                                (354,384)         (2,699,161)
                                                                                            ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of property and equipment                                                        --             (128,039)
           Proceeds from sale of marketable securities                                               --            3,228,639
           Proceeds from sale of  subsidiary                                                     265,000                  --
           Increase in due from Halis, Inc.                                                          --             (117,173)
           Purchase of intangible assets, capitalized MERAD
              technology costs and other                                                             --             (248,732)
                                                                                            ------------        ------------

              Net cash provided in investing activities                                          265,000           2,734,695
                                                                                            ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on note payable to a bank                                                (24,200)                 --
                                                                                            ------------        ------------
         Net cash used by financing activities                                                   (24,200)                 --
                                                                                            ------------        ------------


NET INCREASE (DECREASE) IN CASH                                                                 (113,584)             35,534

CASH, BEGINNING OF PERIOD                                                                        134,604              16,264
                                                                                            ------------        ------------

CASH, END OF PERIOD                                                                          $    21,020          $   51,798
                                                                                            ============        ============



                  The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHWATCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 2002, and its results of operations and cash flows for the three months and nine months then ended have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. This report should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

ORGANIZATION AND NATURE OF BUSINESS

HealthWatch, Inc. ("HealthWatch") and subsidiaries (collectively the "Company") was founded in 1983. During the nine months ended March 31, 2002 while continuing to be a supplier of parts and services for noninvasive vascular diagnostic medical instruments to hospitals and medical clinics throughout the United States, the Company continued to evolve into primarily a software information technology ("IT") company. The Company discontinued the diagnostic medical instrument service and supply business effective January 2002.

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

INTANGIBLE ASSETS

Intangible assets, consisting of technology, are being amortized over five years using the straight-line method.

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

SIGNIFICANT ESTIMATES

Management has estimated the undiscounted future cash flows that are expected to result from the use of its technology. These estimates are based on current letters of intent and anticipated future sales. Achieving these estimates depends on the Company's success in implementing its sales plan and penetrating the market with its available resources. Management's estimates of projected cash flows are subject to risks and uncertainties of change affecting the recoverability of the Company's intangible assets. Although management has made its best estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its technology and the need for asset impairment write-downs. As a result, the carrying amount of the Company's intangible assets of approximately $5.7 million may be reduced materially in the near term.

REVENUE RECOGNITION

Revenue consists of software licensing fees, support and consulting services. The Company recognizes revenue from product sales at the time ownership transfers to the customer, principally at shipment. Revenues from licensing agreements are recognized after shipment of the product and fulfillment of acceptance terms, provided no significant obligations remain and collection of resulting receivables are deemed probable. Service revenues are recognized when the services are performed.

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

DEBENTURES PAYABLE

As of March 31, 2002, the Company had outstanding debentures with principal totaling $25,000. The debentures accrue interest at an annual rate of 10%, payable quarterly. The debentures matured on March 1, 1998, and are currently in default as to the payment of principal and past due interest. The debentures, including unpaid accrued interest, could be converted, at the option of the holder, into shares of the Company's common stock. As of March 31, 2002, $18,468 in accrued but unpaid interest was outstanding on the debentures. The Company is attempting to reach an agreement with the remaining debenture holder in an effort to resolve the amounts outstanding or otherwise bring the debentures out of their default status.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company plans to adopt SFAS No. 142 effective July 1, 2002. The Company is currently evaluating the effects that adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position. As of March 31, 2002, the Company has intangible assets, net of accumulated amortization, of approximately $5.7 million, which will be subject to the transitional provisions of SFAS No. 142. Amortization expense was $1,119,966 and $191,377 for the nine months ended March 31, 2002 and 2001, respectively.

NOTE B - OPERATIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred net losses of $909,436 for the nine months ended March 31, 2002 and $3,937,367 for the year ended June 30, 2001, and had a working capital deficiency of $911,889 at March 31, 2002. The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash in its operating activities during the nine months ended March 31, 2002 and the year ended June 30, 2001 and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital and improved operations will be needed to sustain the Company's operations.

Management's operating plan is to fund future operations by licensing the Company's technology assets to organizations that have significant numbers of users. The Company entered into certain letters of intent with these types of organizations. Through these agreements and future agreements, the Company expects to generate sufficient cash flows to cover its operating costs and to improve its financial position. In addition, the Company has significantly reduced its operating expenses.

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

The following is a summary of operations of ABAS included in the consolidated financial statements of HealthWatch for the nine months ended March 31, 2002 and 2001:

                               2002              2001
                              ------            ------
Sales                      $1,115,979            $  --
Operating expenses          1,060,232               --
                           ----------            -----
   Operating income            55,747               --
                           ----------            -----
Interest expense               (5,680)              --
                           ----------            -----
                             $ 50,067            $  --
                           ==========            =====

NOTE D - DISCONTINUED OPERATIONS

In January 2002, the Company discontinued the diagnostic medical instrument service and supply business.

The following is a summary of operations of the diagnostic medical instrument service and supply business included in the consolidated financial statements of HealthWatch for the nine months ended March 31, 2002 and 2001:


                                     2002              2001
                                     ----              ----
Sales                              $139,526          $247,772
Operating expenses                  192,257           322,167
                                   --------          --------
   Operating loss                   (52,731)          (74,395)
                                   --------          --------
Interest expense                     (2,716)           (2,728)
                                   --------          --------
                                   $(55,447)         $(77,123)
                                   ========          ========

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

Financial Condition

Total assets at March 31, 2002 decreased $1,462,641 to $6,603,747 from $8,066,388 at June 30, 2001. The decrease is primarily due to the amortization of intangibles of $1,119,966, a reduction of assets of $668,680 related to the sale of a subsidiary, a reduction of $113,584 in cash used to reduce current liabilities, offset by an increase in receivables of $645,913, of which $390,439 is a note receivable due from the acquirer of ABAS. Current liabilities at March 31, 2002 decreased $470,870 to $1,338,154 from $1,809,024 at June 30, 2001. The decrease is primarily due to a reduction in current liabilities of $305,610 related to the sale of a subsidiary and the repayment of accrued expenses and payables. Shareholders' equity at March 31, 2002 decreased $877,723 to $5,265,593 from $6,143,316 at June 30, 2001. This decrease is primarily due to the net loss for the nine months ended March 31, 2002 of $909,436.

Results of Operations

Nine months ended March 31, 2002 compared to nine months ended March 31, 2001

Revenues increased $616,948, or 2,718% to $639,648 for the nine months ended March 31, 2002 from $22,700 during the same period in 2001. The increase results from licensing revenues from the Company's Heal Systems, HES Systems and MERAD Systems.

Selling, general and administrative expenses decreased $1,877,993 or 74.6% to $639,679 for the nine months ended March 31, 2002 from $2,517,672 during the same period in 2001. This decrease was primarily due to a decrease in compensation expense, the discontinuance of payments to Halis under the business collaboration agreement subsequent to the merger, and general reductions in operating expenses.

Research and development expenses decreased $37,806 or 25.1% to $113,109 for the nine months ended March 31, 2002 as compared to $150,915 during the same period in 2001. The decrease was primarily due to development work performed during the nine months ended March 31, 2001.

Depreciation and amortization increased $956,375 to $1,159,603 for the nine months ended March 31, 2002 from $203,228 during the same period in 2001. The increase is primarily the result of amortization expense of $900,486 related to intangible assets acquired in the Halis merger, which was effective May 31, 2001.

Equity loss from investment in Halis decreased from $203,364 to zero due to the consummation of the Halis merger.

Interest income decreased $107,790 to $68 for the nine months ended March 31, 2002 as compared to $107,858 during the same period in 2001. The decrease is due to the sale of marketable securities used for working capital purposes.

Interest expense increased $9,640 to $26,047 for the nine months ended March 31, 2002 as compared to $16,407 during the same period in 2001. The increase is due to interest on notes payable to a bank acquired in the Halis merger.

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Revenues increased $160,659, or 813.1% to $180,419 for the quarter ended March 31, 2002 from $19,760 during the same period in 2001. The increase results from licensing revenues from the Company's Heal Systems, HES Systems and MERAD Systems.

Selling, general and administrative expenses decreased $715,468 or 87.0% to $107,245 for the quarter ended March 31, 2002 from $822,713 during the same period in 2001. This decrease was primarily due to a decrease in compensation expense, the discontinuance of payments to Halis under the business collaboration agreement subsequent to the merger, and general reductions in operating expenses.

Research and development expenses decreased $21,479 or 40.6% to $31,402 for the quarter ended March 31, 2002 as compared to $52,881 during the same period in 2001. The decrease was primarily due to additional development work performed during the third quarter ended March 31, 2001.

Depreciation and amortization increased $309,676 to $386,460 for the quarter ended March 31, 2002 from $76,784 during the same period in 2001. The increase is primarily the result of amortization expense of $300,162 related to intangible assets acquired in the Halis merger which was effective May 31, 2001.

Equity loss from investment in Halis decreased from $75,654 to zero due to the consummation of the Halis merger.

Interest income decreased by $11,909 to zero for the quarter ended March 31, 2002. The decrease is due to the sale of Marketable Securities used for working capital purposes.

Interest expense decreased by $247 to $7,970 for the quarter ended March 31, 2002 as compared to $8,217 during the same period in 2001.

Liquidity and Capital Resources

At March 31, 2002, HealthWatch had a cash balance of $21,020. During the nine months ended March 31, 2002, operating activities consumed $354,384 of cash as compared to $2,699,161 for the same period in 2001. The decrease in cash used in operations is primarily the result of lower expenses, including the discontinuance of payments to Halis under the business collaboration agreement subsequent to the merger, and an increase in license revenues of the Company's HEAL Systems.

Investing activities provided $265,000 cash during the nine months ended March 31, 2002 representing proceeds from the sale of ABAS. Cash provided for the same period in 2001 of $2,734,695 primarily represents proceeds from the sale of marketable securities of $3,228,639 offset by capitalized MERAD technology costs of $248,732 and equipment purchases of $128,039.

Financing activities used $24,200 cash during the nine months ended March 31, 2002. In the first quarter ended September 30, 2001, the Company made principal payments on the note payable to a bank acquired in the Halis merger, which was effective May 31, 2001.

The Company continues to implement its business plan. Currently, HealthWatch does not have any material commitments outstanding for capital expenditures and does not anticipate making any material capital expenditures in the short term. HealthWatch is not currently generating positive cash flow from its operations, and does not currently have liquid assets necessary to sustain operations over the next twelve months. Management believes that it is possible to provide the necessary operating capital from sales of its products and services. However, if HealthWatch is unable to generate sufficient cash flow from its business it will be necessary to seek additional equity or debt financing. There can be no assurance that the Company will be successful in obtaining additional financing under acceptable terms, if at all.

PART II.
OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2002, the Company issued 50,006 shares of common stock as a result of the conversion of 1,750 shares of Series D preferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 1, 1998, $580,000 principal amount of the Company's 10% secured convertible debentures ("Debentures") were due and payable. The Company was unable to pay the Debentures in accordance with their terms and the Company obtained no further extension of the maturity date from the holders. During fiscal 1999, $100,000 in principal of the Debentures was paid to the holders thereof. In January and February 2000, the Debenture holders converted $455,000 of their Debentures and related accrued interest of $139,357 into 316,990 shares of common stock of the Company. As of March 31, 2002, a principal balance of $25,000 remains outstanding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's shareholders during the third quarter ended March 31, 2002.

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

(b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended March 31, 2002.

        None.
-------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4, as amended, originally filed on October 24, 2000
        (File No. 333-48546).
(2) Incorporated herein by reference to Registration Statement on Form S-18 (File No. 2-85688D).
(3) Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 33-73462).

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                                HEALTHWATCH, INC.

Date: May 15, 2002                              /s/ Paul W. Harrison
                                                --------------------
                                                Paul W. Harrison
                                                Chairman, President and
                                                Chief Executive Officer

Date: May 15, 2002                              /s/ Thomas C. Ridenour
                                                ----------------------
                                                Chief Financial Officer and
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

21.1      Subsidiaries of HealthWatch, Inc. (1)


------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4, as amended, originally filed on October 24, 2000 (File No. 333-48546).
(2) Incorporated herein by reference to Registration Statement on Form S-18 (File No. 2-85688D).
(3) Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 33-73462).